Form 10-K
period 2007-12-31
SuccessFactors, Inc.
filed 2008-03-05
CIK 1402305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33755
SuccessFactors, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	7372 (Primary Standard Industrial Classification Code Number)	94-3398453 (I.R.S. Employer Identification Number)

1500 Fashion Island Blvd., Suite 300
San Mateo, CA 94404
(Address of Principal Executive Offices)

(650) 645-2000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class Common Stock, $0.001 par value	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K-A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at February 29, 2008, based on the closing price of such stock on the NASDAQ Global Market on such date, was approximately $193.9 million. The number of shares of the registrant’s common stock outstanding on February 29, 2008, was 52,366,807.

Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Stockholders to be held on or about May 23, 2008 are incorporated by reference into Part III of this Report.

2007 ANNUAL REPORT ON FORM 10-K

“SuccessFactors,” the SuccessFactors logo, “People Performance,” “NEXTlabs,” “SuccessFactory,” “IdeaFactory,” “SuccessConnect” and “SuccessFactors University” are trademarks of SuccessFactors. Other service marks, trademarks and tradenames referred to in this report are the property of their respective owners.

PART I

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements. All statements contained in this annual report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the future events and trends discussed in this annual report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We cannot guarantee future results, levels of activity, performance or achievements. We are under no duty and do not intend to update any of these forward-looking statements after the date of this annual report to conform these statements to actual results or revised expectations.

Except where the context requires otherwise, in this report “company,” “SuccessFactors,” “we,” “us” and “our” refer to SuccessFactors, Inc., a Delaware corporation, and where appropriate, its subsidiaries.

Item 1.	Business

Our Vision

Our vision at SuccessFactors is to address the following critical questions that pervade virtually all organizations: Is the organization getting the performance it should from its employees? Can the organization measure performance objectively and consistently? Does the organization know who the real performers and leaders are? Are they in the right jobs? Are they happy, motivated and engaged at work? Are they promoted based on clear indicators of what it takes to be successful? Do they understand their own potential and how to get to the role they want? Are they clear on how their pay relates to their own performance? Are they clear on their own goals and how they relate to organizational goals? We believe that to be competitive in our fluid, global economy, all types and sizes of organizations need to have the answers to these longstanding questions.

We believe that organizations will face a rapidly increasing need to focus the energy and talents of employees, and motivate them to achieve high levels of performance. Not only must organizations have clear goals and objectives at all levels but they must also reward employees clearly, objectively and consistently, based on measurable results and on their engagement, courage, future potential and ability to energize and lead their colleagues throughout the organization. We call this People Performance.

In managing our own organization at SuccessFactors, we have a burning passion for People Performance; treat each other, our customers and our business partners with respect; speak with candor, honesty and integrity; take responsibility and demand accountability; encourage our employees to lead, learn and adapt; relentlessly pursue excellence, and constantly strive to make our customers successful. We understand that our success depends on our customers’ success.

We believe that we can contribute to our customers’ success by providing them applications and metrics for managing People Performance strategically. We have built an on-demand, easy-to-use, modular set of applications available over the web, or through mobile devices, that incorporate best practices and provide dashboards and actionable reports, which our customers can use to drive People Performance throughout their organizations, independent of size and geography.

Industry Background

Long-standing Demand for Effective Human Capital Management

Human capital is the primary asset of most organizations, regardless of their size, location or industry, and regardless of economic conditions. The performance of an organization’s people is critical to driving business results. According to the U.S. Department of Commerce, the amount spent on labor in the United States alone in 2006 was approximately $7.5 trillion, or approximately 56% of the total U.S. gross domestic product.

Organizations have long sought to increase the performance of their people. In 1966, Peter Drucker’s The Effective Executive, a leading book on the importance of the professional manager and effective management practices, was published. This work contributed to a continuing attempt by companies of all sizes to achieve best practices in human capital management. The following timeline highlights key events and publications that have increased the awareness of the criticality of human capital:

Effective management has always required setting clear goals that are understood throughout an organization, demanding accountability and transparency, identifying and rewarding the best talent while addressing underperformers, paying for performance, understanding organizational strengths and weaknesses, developing employee skills and planning for succession. Although these principles have been widely appreciated, it has often been difficult to implement them effectively and systematically throughout an organization.

Increasing Challenges to Human Capital Management

A number of key trends are making it more difficult for organizations to manage their human capital effectively. These include:

•	Increased Employee Mobility. Employee turnover at all organizational levels has become increasingly difficult to manage due to intense competition for the best talent, a greater willingness by employees to consider other opportunities, and broad access to job-related information over the Internet and other media. For example, according to the U.S. Bureau of Labor Statistics, voluntary employee turnover in the United States was approximately 25% in the twelve months ended December 2007. Employee turnover has not only tangible costs, such as those related to recruiting and training replacements, but also important organizational costs due to lost knowledge and skills, and performance drain.

•	Diverse and Geographically-Distributed Workforce. Today’s workforce has become more diverse, and a growing number of organizations have employees in multiple locations worldwide. This makes it more difficult to engage with, evaluate, develop, manage and align employees with organizational goals in a consistent manner.

•	Impending Demographic Changes. Aging workers in many countries, including baby boomers in the United States, will start to retire in dramatic numbers in the coming years, creating the potential for severe shortages of qualified workers and loss of intellectual capital. In addition, newer generations entering the workforce often have more demanding employment expectations than their predecessors.

•	Constantly Evolving Business Requirements. Global competition, increased mergers and acquisitions activity, and changing market demands are forcing organizations to constantly evolve their business models and strategies to address new growth opportunities and respond to rapidly changing business environments. This dynamic environment makes it increasingly important for organizations to nimbly and effectively allocate, develop and align their workforces to remain competitive.

The Opportunity for Strategic Human Resources

Given the increasing challenges of effective human capital management, organizations need new ways to manage and optimize their human capital to drive business results. Just as organizations have implemented systems to manage critical business functions such as manufacturing, supply chains and customer relationships, they need a system to strategically manage and optimize their human capital, which we refer to as a performance and talent management system. In particular, organizations need a performance and talent management system to:

•	align employee performance goals with overall organizational goals;

•	measure and manage employee performance against aligned goals throughout the organization;

•	pay employees based on their performance;

•	recruit talent internally and externally to fill critical gaps in the organization;

•	identify employee skill gaps and provide needed training for current and future job requirements; and

•	plan for succession in the event of promotions, transfers and employee departures.

Current Approaches to Strategic Human Resources are Inadequate

Most organizations have not implemented systematic, information technology-enabled processes to realize strategic HR. Organizations that have attempted to implement performance and talent management systems have generally tried paper-based processes, custom-built systems, third-party human resources management systems, or point applications designed only to address specific needs. Each of these approaches has serious shortcomings.

With paper-based systems, which remain the dominant approach, it is often difficult to complete, route, analyze, store and retrieve documents and forms. The quality of input suffers because of the cumbersome nature of filling out paper forms, and it is frequently difficult to achieve full participation across the organization. Custom-built systems can take months or years to implement, are generally expensive to design, build, implement, maintain and upgrade, and require sophisticated and costly IT personnel. Third-party human resources management systems, designed largely to automate non-strategic back-office functions, such as payroll and benefits, typically lack strategic HR focus. Point applications, both custom-built and third-party, provide limited functionality and are difficult to integrate with other human resources applications. As a result, point applications do not provide a comprehensive view of employees’ skills, capabilities and performance across the organization. Finally, most of these systems and point applications were not designed or intended to be used by all employees across the organization, thereby limiting the organization’s ability to promote adoption of strategic HR initiatives and processes.

Technological Innovations Enable Strategic Human Resources

The ubiquitous nature of the Internet, widespread broadband adoption, and improved network reliability and security have enabled the deployment and delivery of applications across public networks. This has created the opportunity for business-critical applications to be cost-effectively delivered over the Internet as an on-demand service with little or no incremental capital investment, to all employees across the organization.

We believe the on-demand model is well suited for performance and talent management applications. Successful strategic HR initiatives require broad employee adoption, ease-of-use and the flexibility to address continuously evolving business needs. In addition, the cost-effective nature of an on-demand model can provide a solution better suited to the budget and resource constraints of most HR organizations. As a result, we believe there is a substantial opportunity for a new breed of performance and talent management systems that take advantage of the Internet to deliver effective strategic HR.

Our Solution

We deliver on-demand performance and talent management software that enables organizations of all sizes across all industries and geographies to optimize the performance of their people to drive business results. We strive to delight our customers by delivering innovative solutions, a broad range of performance and talent management content, process expertise and best practices knowledge gained from serving our large and varied customer base. We have over 1,750 customers across over 60 industries, with more than three million end users in over 156 countries using our application suite in 22 languages. Compared to traditional approaches, our solution offers customers rapid benefits and return on investment, enabling them to:

Key benefits of our solution include:

•	Core Performance Management and Goal Management to Drive Business Results. Because the performance of an organization is directly tied to the performance of its people, we designed our solution around our core Performance Management and Goal Management modules. These core modules serve as the foundation for our application suite, as we believe visibility into employee performance and organizational goals are the necessary basis for other activities, such as recruiting, learning and development, compensation and succession planning.

•	Organically Built, Not Just Functionally Integrated, Modular Suite. Unlike products that attempt to integrate disparate applications, we built our modules organically using the same code base. This allows an organization to provide employees with a common user experience and leverage common data and processes, such as reporting, analytics and employee data, across all modules. Additionally, customers can start with one or a few modules and easily add more modules over time.

•	Continuous Customer-Driven Development. Through our SuccessFactory development approach, we capture and incorporate best practices knowledge gained from interactions with our customer base. SuccessFactory defines how we collaborate both with our customers and internally to leverage the on-demand model to deliver the most desired new capabilities. Our customer- centric development focus, together with our on-demand model, have enabled us to release significant enhancements every month for the past six years.

•	Ease-of-Use Drives Adoption. Our user interface is designed to be highly intuitive, requiring limited training for end users. We regularly conduct usability testing to ensure an attractive and easy-to-use interface. Additionally, we implement workflows that are easy to follow and broadly applicable so that employees across an organization can more easily embrace our solution.

•	Relentless User-Centric Innovation. We focus on end users across all business functions and strive to deliver business applications that are as engaging as popular consumer web applications. Through our NEXTlabs initiative and our most recent ULTRA release, we have designed and developed capabilities to delight end users with features such as real-time coaching, goal and performance review writing assistants, personal dashboards and best-practice wizards. These capabilities take advantage of Web 2.0 concepts and technologies, such as user-generated content, social networking, tagging, and AJAX.

•	Highly Configurable On-Demand Application Suite. Our on-demand application suite, which requires no installation of software or equipment on premises, significantly reduces the costs and risks of implementing and operating traditional enterprise software applications. Our solution is highly configurable, allowing customers to tailor their deployment to reflect their identity, unique business processes, and existing forms and templates. In addition, our multi-tenant architecture enables us to deliver our solution across our customer base with a single instance of our software, making it easier to scale our solution as our customer and end-user base expands.

•	Broad Applicability Within Organizations of All Sizes and Industries. Unlike most enterprise software applications, our solution is designed to be used by all employees at all levels within an organization, from senior executives to entry-level employees. We offer different editions of our application suite tailored to meet the needs of organizations of all sizes, from large global enterprises to small and mid-sized businesses, in all industries, without the need for complex in-house IT infrastructure and expensive IT personnel. We currently have customers across over 60 industries that currently subscribe for as few as three to as many as 300,000 end users in over 156 countries and use our application suite in 22 languages.

Our Strategy

Our goal is to enable organizations to substantially increase employee productivity worldwide. We are intensely focused on our customers and work with them closely to achieve long-term, measurable success. Key elements of our strategy include:

•	Maintain Our High-Performance Culture to Drive Business Results. We believe that people drive performance, and we are committed to hiring and retaining the best performers and ensuring that they are committed to customer success. We adhere to the principles of strategic HR, including emphasizing collaboration, goal alignment, pay for performance, continuous improvement, and focus on accountability and results. We believe this approach drives superior execution, enabling us to consistently deliver significant value to our customers.

•	Aggressively Expand Our Customer Base. We believe that the global market for performance and talent management is large and underserved, and we intend to make significant investments to aggressively pursue this market. Our strategy to expand our customer base includes:

—	Invest Across All Areas of Our Business. We intend to expand our sales, marketing, support and development efforts in order to capitalize on the opportunity for performance and talent management.

—	Increase Our Presence in Targeted Geographies. We intend to expand operations globally with employees and partners who understand the cultural, social and business differences of our customers across geographies.

—	Deepen and Broaden Industry-Specific Solutions. Customers in over 60 industries currently use our solution, and we intend to continue to support their specific requirements, as well as those of other industries. For example, we offer predefined job descriptions, competencies and pre-configured templates and workflows for the healthcare and financial services industries.

•	Leverage Our Existing Customer Base. We continually focus on the success of our existing customer base in order to increase the number of end users, cross-sell new modules and other offerings, and maintain a high level of contract renewals. During 2005, 2006 and 2007, our customer retention rate was greater than 90%, reflecting what we believe is a high degree of satisfaction and stability in our customer base.

•	Refine Our Solution and Develop New and Relevant Features and Functionality. We plan to continue collaborating with our customers and leverage the on-demand model to frequently enhance the functionality, features and interface of our solution. For example, we recently launched our IdeaFactory on our Customer Community portal, which enables our customers, end users and employees to suggest, collaborate on and vote on new product concepts.

•	Continually Enhance Our Application Suite with Proprietary and Third-Party Content. We believe that delivering targeted and relevant content to end users through our on-demand solution has been an important and differentiating part of our value proposition. We intend to continue to incorporate into our solution proprietary and third-party content that is tailored to a wide range of business roles and industries.

•	Scale and Leverage Our Distribution Channels and Key Relationships. We will continue to leverage our relationships with distribution partners, such as Ceridian, IBM and Mercer, and foster alliances with other leading human resources consulting, content and technology companies, to extend our distribution reach, provide additional content and applications, and complement our direct sales efforts. We will also continue to expand our network of partners to incorporate new content and additional domain expertise into our solution.

Our Application Suite

We offer a suite of performance and talent management applications, delivered on demand, that enable organizations to optimize the performance of their people to drive business results. Our modules utilize a single code base and reside on a multi-tenant architecture. To address the varied needs of different sized organizations, we market three principal editions of our application suite:

•	Enterprise. For organizations with more than 2,500 employees, we market Enterprise Edition. Enterprise Edition is our most fully-featured offering, providing functionality and configurability that can scale to support the complex needs of large, global enterprises with tens of thousands of employees.

•	Mid-Sized Business. For organizations with 501 to 2,500 employees, we market SuccessPractices. Mid-sized organizations typically need a robust solution but may not require the advanced functionality of our Enterprise Edition. Each of the SuccessPractices modules is pre-configured with best-practice workflows, form templates and other content tailored for the needs of mid-sized organizations and designed to allow for rapid implementations.

•	Small Business. For organizations with up to 500 employees, we market Professional Edition. Small businesses typically need an automated solution but may not require the more advanced functionality of our other editions. Professional Edition includes modules pre-configured with the best practices of smaller organizations.

We also separately market Manager’s Edition, which is targeted at individual managers who want a tool for writing performance reviews but may not want a company-wide solution.

We offer the following modules as part of our application suite:

Performance Management.  Our Performance Management module streamlines the performance appraisal process and transforms the often rushed and tedious performance review process into an ongoing method of tying employee performance to business results. The module is highly configurable, allowing customers to design performance review templates and workflows that best meet their needs. Performance Management also delivers rich content that enables managers to provide meaningful and productive feedback to their subordinates. Performance Management is tightly integrated with our other modules, allowing organizations to:

•	assess performance accurately, allowing for goal adjustments in real time;

•	set relevant development goals based on accurate competency assessments;

•	compensate employees based on objective performance evaluations;

•	assess key performance data as part of the succession planning process; and

•	understand characteristics of strong performance to optimize recruiting.

Goal Management.  Our Goal Management module supports the process of creating, monitoring and assessing employee goals across the organization. Goal Management allows executives and managers to align employee goals to the priorities of the organization. Customers can improve overall employee performance and agility by using Goal Management to focus employees on shared goals as these goals evolve. Goal Management can continually track progress against high-level strategic goals across the organization. Goal Management is tightly integrated with our other modules, allowing organizations to:

•	design competency-development programs based on skills needed to achieve key goals;

•	evaluate individual performance against agreed-upon goals;

•	make merit increase and bonus distribution decisions based on accomplishment of goals;

•	make informed succession planning decisions based on historical goal attainment data; and

•	expedite onboarding of newly-hired employees with clearly articulated goals.

Compensation Management.  Our Compensation Management module helps our customers establish a pay-for-performance culture. Compensation Management facilitates the processes of merit pay adjustments, bonus allocations and distribution of stock-based awards. It also includes a variable pay management component that takes overall organizational and department performance into account in making individual compensation decisions. Compensation Management supports multiple currency conversion capabilities, which is particularly critical for customers with a global presence. Compensation Management is tightly integrated with our other modules, allowing organizations to:

•	influence employee engagement and thereby goal attainment by supporting a pay-for-performance culture;

•	directly link compensation distribution decisions to tracked performance;

•	access compensation history to inform succession management decisions;

•	allocate compensation based on skill development and anticipated performance; and

•	design hiring requisitions based on compensation guidelines.

Succession Management.  Our Succession Management module provides real-time visibility into an organization’s talent pool from senior executives to individual contributors. This allows customers to plan for staffing changes by identifying key contributors throughout the organization and providing current profiles and readiness rankings for each candidate. This process enables customers to proactively develop and assure the readiness of employee talent at all levels. Succession Management is tightly integrated with our other modules, allowing organizations to:

•	improve talent readiness in anticipation of evolving business goals and strategies;

•	incorporate employee development activities into the succession planning process;

•	view history of employee performance and assessments of potential as part of succession planning decisions;

•	adjust compensation based on succession planning decisions; and

•	identify gaps in internal talent to optimize external recruiting.

Learning and Development.  Our Learning and Development module aligns learning activities with an employee’s competency gaps required to achieve key goals. This allows customers to avoid costly, non-strategic training programs while facilitating the attainment of skills required for current and future job requirements. Learning and Development is tightly integrated with our other modules, allowing organizations to:

•	consider development accomplishments as part of compensation decisions;

•	link employee career development goals with succession planning activities;

•	take organizational competency data into account when planning for external hiring;

•	include competency assessments and development plans in performance reviews; and

•	ensure that employees have the skills required to execute on strategic objectives.

Recruiting Management.  Our Recruiting Management module streamlines the process of identifying, screening, selecting, hiring and on-boarding job applicants. Hiring managers can identify talent gaps and initiate the process of creating hiring requisitions based on organizational needs. These detailed hiring requisitions can automatically be passed through a customer’s internal approval process and routed to the appropriate internal or external recruiters. Recruiting Management is tightly integrated with our other modules, allowing organizations to:

•	improve hiring effectiveness for better execution of organizational goals;

•	identify performance expectations for newly-hired employees;

•	predefine compensation benchmarks for employees in newly-hired positions;

•	expose hiring needs as part of periodic succession planning sessions; and

•	predefine development programs for newly-hired employees.

Our application suite also includes:

Analytics and Reporting.  Our Analytics and Reporting capability provides visibility into key performance and talent data across the organization. Executives can access global views of the entire organization’s performance data, including goal status, performance review ratings and compensation in real time. This capability offers insights to critical performance management trends through clear and easy-to-understand dashboards that summarize results while also linking to underlying data. All data can be seamlessly exported to spreadsheets for additional offline analysis.

Employee Profile.  Our Employee Profile capability aggregates employee profile information, such as work experience and educational background, and stores it in a centralized, master data repository that can be accessed at any time by authorized personnel. When more of our modules are used, the richness of data on each employee builds in the Employee Profile, making it increasingly robust and valuable. Each employee’s information can easily be accessed via an intuitive employee directory search capability. Employee Profile allows users to create relevant tags making it easier for anyone to identify them based on work-related activities or functions.

360-Degree Review.  Our 360-Degree Review capability supports the collection of performance feedback from an employee’s peers, subordinates and superiors. Once collected, the feedback can be aggregated, providing a comprehensive view of an employee’s strengths, weaknesses and areas of improvement. This capability allows for an insightful and comprehensive assessment of employees, resulting in a better understanding of competency gaps and development needs.

Employee Survey.  Our Employee Survey capability provides management with actionable insights to help them separate the perception from the reality of what matters most to employees. It provides managers with a fast and efficient way to fine-tune initiatives, solidify workgroup alignment, take the pulse of their teams or quickly gain perspective on employee engagement, satisfaction, and other relevant employee data. Our Business Transformation Services team often works with customers to help them interpret survey results and recommend actions to ensure overall organizational success.

Proprietary and Third-Party Content.  Our application suite incorporates proprietary and third-party content that is tailored to a wide range of business roles and industries. This content provides customers with valuable insights and information to increase the effectiveness of their performance and talent management. For example, we have proprietary libraries for competencies, goals, job descriptions, skills, surveys and wage data, and other content such as:

•	Writing Assistant for performance and 360-degree reviews, which helps eliminate “writer’s block” and facilitates creating concise, meaningful feedback for employees;

•	Coaching Advisor, which enables managers to proactively provide relevant coaching and support for their subordinates based on identified competency gaps;

•	SuccessFactors Coach, which integrates coaching and mentoring into an employee’s daily routine; and

•	Interview Question Library, which helps hiring managers interview effectively and facilitates a standard approach to talent assessment and selection.

Professional Services

Our professional services team’s mission is to help our customers rapidly achieve the best results from our solution. With our on-demand model, we have eliminated the need for lengthy and complex technology-focused tasks such as customizing code, deploying equipment, and managing unique network and application environments for each customer. Instead, we focus on strategic HR best practices and business process review. Our implementation consultants are experienced performance management and HR professionals, rather than computer programmers, and many of them hold PhDs, MBAs and other advanced degrees.

Our configuration services consultants, who are aligned by market segment, use our proprietary implementation methodology to implement our solution quickly and effectively. For small and mid-sized customers, our solution can be configured in a matter of days or weeks. Our implementation approach is based upon best practice templates that give customers flexibility within a proven configuration framework. For our larger customers, implementations typically take a few months. Our experienced project managers partner with customers to successfully manage projects using our proven project methodology. Most of our projects are priced on a fixed-fee basis, which reduces the risk of implementation cost overruns often associated with on-premise software. We also provide follow-on services, including end-user training and business transformation services.

SuccessFactors University.  SuccessFactors University provides training to enhance the end-user experience and drive business results for our customers. We offer a variety of packaged training content, such as course curricula, training guides and reference materials. We offer courses online or in person at customer locations. Our training professionals will also work with customers to develop custom curricula and materials to suit their specific needs.

Business Transformation Services.  We leverage our understanding of strategic HR best practices to provide Business Transformation Services to help customers gain additional value from our solution, such as developing and implementing change management programs and clear, metrics-based processes for performance and talent management.

Customer Support

We believe that our relentless focus on customer satisfaction and service has significantly contributed to our maintaining a greater than 90% customer retention rate during 2005, 2006 and 2007. Our global Customer Success organization provides both proactive and customer-initiated support. We offer support services in a variety of languages and deliver them via telephone, e-mail and our web-based Customer Community portal.

Our Customer Success group consists of experienced SuccessFactors product specialists who receive comprehensive training including regular product testing to validate product knowledge and a subject matter expertise certification program. This group assists customers by answering functionality questions and troubleshooting issues they may encounter. Customers can submit and track the status of support requests through the Customer Community portal, and can track the status of their support requests, the person responsible for resolving them, priority level, targeted timing and process for resolution.

We currently offer a standard support package included as part of the basic subscription fee. This includes access to support staff during business hours, as well as online support. We also offer enhanced levels of support services that provide 24x7x365 access to our support staff, new feature demonstrations, regular planning and review meetings, and outsourced administration. We regularly review customer satisfaction reports as well as support and response metrics to ensure that we maintain a high level of satisfaction and referenceability within our customer base.

Customers

As of December 31, 2007, we had over 1,750 customers of all sizes in over 60 industries. The following table sets forth a representative list of our largest customers by industry category, based on number of end users:

Consumer	Energy	Financial Services

Cadbury Schweppes plc Kimberly-Clark Corporation Solutia Inc. Southern Wine & Spirits of America, Inc. Whirlpool Corporation	American Electric Power Service Corporation Baker Hughes Oilfield Operations, Inc. Consolidated Edison Company of New York, Inc. DTE Energy Company Transocean Offshore Deepwater Drilling Inc.	Bank of New York Mellon Lloyds TSB Bank PLC Metropolitan Life Insurance Company The First American Corporation Wachovia Corporation

Government	Healthcare	Life Sciences

Commonwealth of Massachusetts Montgomery County, Maryland Pennsylvania Higher Education Assistance Agency U.S. Agency for International Development U.S. Postal Inspection Service	Baylor Health Care System MedStar Health Palmetto Health Sutter Health West Penn Allegheny Health System	Allergan, Inc. AmerisourceBergen Corporation Beckman Coulter Becton, Dickinson and Company Quintiles Transnational Corp.

Manufacturing	Retail	Telecommunications and Technology

Cameron International Corporation Goodrich Corporation Ingersoll-Rand Company Limited MeadWestvaco Corporation Textron Inc.	FedEx Kinko’s Office and Print Services, Inc. Lowe’s Companies, Inc. Rent-A-Center, Inc. Sears Holdings Corporation The Pep Boys — Manny, Moe & Jack	Micron Technology, Inc. Orange Personal Communication Services Limited Symantec Corporation T-Mobile USA, Inc. Xerox Corporation

Transportation and Other Services

Allied Waste Industries, Inc. American Airlines, Inc. FedEx Ground Package System, Inc. Union Pacific Corporation VNU, Inc.

Sales and Marketing

We sell our application suite primarily through our global direct sales organization. Our sales team is organized by geographic regions, including North America, Latin America, Europe and the Middle East, and Asia-Pacific. We further organize our sales force into teams focused on selling to specific customer segments, based on the size of our prospective customers, such as small, mid-sized and enterprise, as well as vertical industry, to provide a higher level of service and understanding of our customers’ unique needs. We work with channel partners, including leading global human resources outsourcing vendors, such as Ceridian Corporation and International Business Machines Corp., or IBM, who resell our application suite. For 2006 and 2007, third-party resellers accounted for approximately 11% and 10% of our revenue.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target HR executives, technology professionals and senior business leaders. Like our sales teams, our marketing team and programs are organized by geography, company size and industry segment to focus on the unique needs of customers within the target markets. Our principal marketing programs include:

•	field marketing events for customers and prospects;

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	customer programs, including user meetings and our online customer community;

•	online marketing activities, including direct email, online web advertising, blogs and webinars;

•	public relations;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars;

•	use of our website to provide product and company information, as well as learning opportunities for potential customers; and

•	inbound lead generation representatives who respond to incoming leads to convert them into new sales opportunities.

We host our annual SuccessConnect global user conference, where customers both participate in and deliver a variety of programs designed to help accelerate business performance through the use of our application suite. The conferences feature a variety of prominent keynote and customer speakers, panelists and presentations focused on businesses of all sizes, across a wide range of industries. The event also brings together partners, customers and other key participants in the human resources area to exchange ideas and best practices for improving business performance through strategic HR. Attendees gain insight into our product plans and participate in interactive sessions that give them the opportunity to express opinions on new features and functionality.

Strategic Relationships

An important element of our strategy is to establish deep relationships with key industry leaders to enable the widespread adoption of our application suite. We have established a network of relationships that expand our capabilities in multiple areas, such as: distribution of our solution through resellers and referral partners; implementation and consulting services through professional services and consulting organizations; and expanded features and functionality through content and product partners. This approach enables us to focus on our core competencies and, at the same time, provide additional value to our customers.

Outsourcing and Distribution Relationships

We have a network of third parties that resell our application suite directly, refer customer prospects to us and assist our internal sales force. These include leading global human resource outsourcing vendors such as Ceridian and IBM. Outsourcing partners allow customers that desire to outsource multiple HR processes to leverage the benefits of our solution.

Consulting and Implementation Relationships

We work with leading human resources consulting firms to expand our delivery capabilities as well as to offer additional value-added services. These include relationships with industry leaders such as Mercer Human Resources Consulting LLC, Iconixx Corporation and Learn2Perform, Inc. dba SystemLink.

Content and Product Relationships

We have relationships with leading content and product companies that complement our solution by making specialized content and functionality available to our customers. These include competency vendors such as Development Dimensions International, Inc., ITG Competency Group, LLC, Lominger International (a Korn/Ferry company), and Personnel Decisions International Corp. We also have integration relationships with vendors of complementary products, such as eQuest LLC, GeoLearning, Inc., HireRight Inc. and Xactly Corporation, that provide additional functionality, such as job boards, learning management systems, background check services, and sales incentive compensation solutions.

Technology

Our solution was architected from the outset to be on-demand, multi-tenant, highly scalable, highly secure, highly configurable and high performance, in order to rapidly deliver value to our customers. Customers can access our solution via a standard web browser without requiring any changes in their network or IT infrastructure.

In designing our solution, we set out to achieve a number of goals. First, the technology had to be highly scalable to accommodate customer growth while continuing to provide high application availability. Second, the data and transactions had to be highly secure, using advanced security technologies and protocols. Third, the solution architecture had to be multi-tenant, allowing us to maintain only one current release that all of our customers use, eliminating the overhead associated with software upgrades or migrations common to many on-premise or other hosted software environments. Fourth, the solution had to allow for rapid response times during heavy usage.

Our solution is architected to deliver a user experience that feels highly customized without requiring custom code changes. Many customers can be configured in a few days or weeks as compared to the months that may be required for traditional enterprise software implementations, allowing the customer to quickly start using our solution. Since our solution is easy to configure, our professional services personnel are not programmers but rather performance and talent management specialists who can focus on providing value to customers.

Our solution is also designed to satisfy strict security requirements. In addition to including extensive roles and permissions capabilities and audit histories of transactions, our architecture segregates each customer’s data from other customers’ data. This data segregation also allows our solution to easily scale horizontally at the database level by load balancing customer instances across database servers.

We use a hybrid approach to our multi-tenant database architecture, which we believe is unique compared to other on-demand, multi-tenant applications. While the core of the approach is multi-tenant with identical database table schemas for each customer, we leverage the self-describing attributes of XML to abstract many of the unique customer data requirements into an object model. While all of the data is stored in a standard RDBMS, the table structure itself is simplified, with all of the core entity data self-described within an XML-based object model. This approach allows for a highly-configurable user experience, allowing customers to provide their users with a web-based performance and talent management system that is familiar and easy to adopt because it can mimic the layout of a prior paper-based system. Users can also enter goals, tasks, targets and milestones into different goal plan templates and layouts, all while leveraging a common permission control model for access to public and private goals within their organization. This approach also allows us to interface with services across a service oriented architecture, or SOA, environment. With our approach, we are able to retain the scalability advantages of a multi-tenant model with identical schemas while still offering customers the ability to benefit from a highly configurable application. As a result, customers can benefit from lower costs as compared to on-premise software, while at the same time achieving higher levels of configurability than we believe are achievable with other on-demand architectures.

Another key feature of our application architecture is its ability to understand the hierarchical structure of employee relationships within an organization. This is essential for a performance and talent management application, but difficult to accomplish using traditional flat table-based database software applications, which must traverse the entire employee hierarchy in order to effectively query across the dataset using standard SQL. Our proprietary implementation of a “Left/Right Algorithm” allows our solution to optimize these queries and quickly search and retrieve hierarchical data. This approach allows managers to cascade goals to team members and allows each team member to personalize these goals for their particular goal plan, all while the system seamlessly maintains the relationship between the original and cascaded goals in the employee hierarchy.

We are standardized on the J2EE technology stack with the majority of our software written in industry-standard software programming languages, such as Java. We also make extensive use of Web 2.0 technologies, such as AJAX, for improved usability and performance and to deliver a rich and highly interactive experience. Our hardware consists primarily of industry standard web servers, application servers, database servers and storage and networking equipment. We support recent versions of major web browsers on major operating systems.

Development

We work closely with our customers and user community to continually improve and enhance our existing offerings and develop new modules and features. Our overall SuccessFactory development approach focuses on rapid innovation and development in order to quickly deliver the features most desired by our customers. SuccessFactory emphasizes collaboration with customers and throughout all areas of our organization in the development process. A key part of this focus is our IdeaFactory, which resides on our web-based Customer Community portal and allows customers and employees to suggest, collaborate on and vote on new features and functionality. This input drives many of the development plans and priorities of our engineering team. We also conduct frequent user meetings, maintain a customer advisory board, and offer other events to provide customers with the opportunity to provide ideas and feedback in our collaborative development process.

Our engineering process is based on a combination of three methodologies: traditional “waterfall” for long-term product release planning; a SCRUM development methodology for agility — supporting our monthly release process and fast reaction to urgent customer and market needs; and the “Extreme Programming” methodology to focus on rapid development, tight connection to business requirements and quality. We have delivered product releases on a monthly basis and intend to continue at this rate as necessary in the future. Leveraging our multi-tenant platform architecture, we can quickly introduce new features across our entire customer base without the need for customers to install or implement any software.

Our research and development expenses were $6.1 million in 2005, $10.6 million in 2006 and $16.7 million in 2007.

Operations

We serve our customers and end users from three secure data centers — one located in the United States and two in Europe. We have also entered into an agreement for a second data center in the United States. Physical security features at these facilities include a 24x7x365 manned security station and biometric and man-trap access controls. The systems at these facilities are protected by firewalls and encryption technology. Operational redundancy features include redundant power, on-site backup generators, and environmental controls and monitoring.

We employ a wide range of security features, including server authentication, data encryption, encoded session identifications and passwords. Our hosting providers conduct regular security audits of our infrastructure. We also employ outside vendors for 24x7x365 managed network security and monitoring. Every page we serve is delivered encrypted to the end user via a Secure Socket Layer, or SSL, transaction. We also use encryption technology in our storage systems and backup tapes.

We continuously monitor the performance of our application suite using a variety of automated tools. We designed our infrastructure with built-in redundancy for key components. We use Cisco Systems network equipment, including firewalls, switches and intrusion detection systems, and incorporate failover backup for maximum uptime. We load balance at each tier in the network infrastructure. We also designed our application server clusters so that servers can fail without interrupting the user experience, and our database servers are clustered for failover using technologies from Oracle Corporation and Symantec Corporation. We regularly back up and store customer data on-site and off-site in secure locations to minimize the risk of data loss at any facility.

Competition

The overall market for HR solutions is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry in some segments.

Within the performance and talent management market, the most common type of competitive solution consists of paper-based processes or desktop software tools that are not specifically designed for performance and talent management. We also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resource application providers. These software vendors include, without limitation, Authoria, Inc., Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, Plateau Systems, Ltd., Salary.com, Inc., SAP AG, Softscape, Inc., StepStone Solutions GmbH, SumTotal Systems Inc., Taleo Corporation and Vurv Technology (formerly Recruitmax).

We expect that the competitive landscape will change as the market for performance and talent management software and services consolidates and matures.

We believe the principal competitive factors in our industry include the following:

•	total cost of ownership;

•	breadth and depth of product functionality;

•	brand awareness and reputation;

•	ease of deployment and use of solutions;

•	level of integration, configurability, security, scalability and reliability of solutions;

•	ability to innovate and respond to customer needs rapidly;

•	size of customer base and level of user adoption;

•	ability to integrate with third-party applications; and

•	the level of sales, marketing and financial resources.

We believe we compete favorably with respect to most of these factors. However, many of our competitors and potential competitors have substantially greater name recognition, longer operating histories, larger marketing budgets and significantly greater resources. They may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly and effectively to new technologies and changes in customer needs. Additionally, our competitors may offer or develop products or services that are superior to ours or that achieve greater market acceptance.

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. We currently have one issued U.S. patent. Although we rely on patent, copyright, trade secret and trademark laws to protect our technology, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality and frequent enhancements to our solution are more essential to establishing and maintaining a technology leadership position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solution. Policing unauthorized use of our technology is difficult. The laws of other countries in which we market our application suite may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We expect that software in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Such competitors could make a claim of infringement against us with respect to our application suite and underlying technology. Third parties may currently have, or may eventually be issued, patents upon which our current solution or future technology infringe. Any of these third parties might make a claim of infringement against us at any time.

Employees

We utilize our application suite to recruit and manage our team throughout our entire organization, which we believe has significantly helped us build a team with superior skills, competencies and aptitude. As of December 31, 2007, we had 736 employees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Executive Officers and Key Employees

The following table provides information regarding our executive officers and key employees as of March 3, 2008:

Name	Age	Position(s)

Lars Dalgaard	40	Founder, President, Chief Executive Officer and Director
Bruce C. Felt, Jr.	50	Chief Financial Officer
Paul L. Albright	45	General Manager, Small and Mid-Sized Business Unit and Chief Marketing Officer
Luen Au	34	Vice President, Engineering
James B. Larson	49	Vice President, Global Enterprise Sales
Julian K. Ong	41	Vice President, General Counsel and Secretary
Randall J. Womack	43	Chief Information Officer and Vice President, Operations
Robert R. Bernshteyn	34	Vice President, Global Product Marketing and Management
Jeffery K. Bieller	48	Vice President, Western Area Sales
Philip H. Carty	49	Vice President, Eastern Area Sales
Shelly K. Davenport	44	General Manager, Small Business Unit
Manuel H. Galvez	61	Vice President, Sales, Asia Pacific
Andrew J. Leaver	40	Vice President, Sales, EMEA
Karen A. Pisha	46	Vice President, Professional Services
Peter M. Riccio	52	Vice President, Sales, Mid-Market Team
Namdar Saleh	47	Vice President, Global Sales Operations

Lars Dalgaard founded SuccessFactors in May 2001 and has served as a director and our President and Chief Executive Officer since May 2001. From 1994 to 1998, Mr. Dalgaard served in various general management positions at Unilever N.V., a global packaged consumer and industrial goods company, in the Netherlands, Germany and Denmark. From 1991 until 1993, Mr. Dalgaard held various positions at Novartis (formerly known as Sandoz), a pharmaceutical company, including Sales Representative, Product Manager and Corporate Finance Controller, in the United States and Switzerland. Mr. Dalgaard holds a B.A. from Copenhagen Business School, Denmark and an M.S. from Stanford University Graduate School of Business as a Sloan Fellow.

Bruce C. Felt, Jr. has served as our Chief Financial Officer since October 2006. From February 2005 through August 2006, Mr. Felt served as Chief Financial Officer of LANDesk Software, Inc., a security and systems management software company. Subsequent to LANDesk’s acquisition by Avocent Corp. in August 2006, Mr. Felt was retained by Avocent through February 2007 on a transitional basis to manage certain matters. From April 1999 to February 2005, Mr. Felt served as Chief Financial Officer of Integral Development Corporation, an on-demand software company. Mr. Felt holds a B.S. in accounting from the University of South Carolina and an M.B.A. from Stanford University Graduate School of Business.

Paul L. Albright has served as our General Manager, Small and Mid-sized Business Unit and Chief Marketing Officer since July 2007. From September 2004 to February 2007, Mr. Albright served as Senior Vice President, Worldwide Marketing at Network Appliance, Inc., a data management solutions company. From January 2004 to September 2004 and from 1995 to 1998, Mr. Albright was Executive Vice President, Channel Sales and Chief Marketing Officer at Informatica Corporation, an enterprise data software company. From January 2003 to December 2003, Mr. Albright was CEO-in-Residence at Greylock Partners, a venture capital firm. From October 1998 to December 2002, Mr. Albright served as President, Chief Executive Officer and Chairman of the Board of Directors at SeeCommerce, a performance management software company. Mr. Albright holds a B.S. in information (computer) sciences and a B.A. in management from James Madison University.

Luen Au has served as our Vice President, Engineering since September 2006. From May 2001 to September 2006, Mr. Au served in a number of engineering roles, including Director of Engineering and Senior Director of Engineering. Mr. Au holds a B.A. in computer science from the University of California, Berkeley.

James B. Larson has served as our Vice President, Global Enterprise Sales since September 2007. From June 2000 until January 2007, Mr. Larson served in various positions at Mercury Interactive Corporation, an enterprise software applications company, most recently as Senior Vice President of Worldwide Field Operations, including following the acquisition of Mercury Interactive by Hewlett-Packard Company. Prior to Mercury Interactive, Mr. Larson held various sales and management positions at various technology companies, including Siebel Systems, Inc. and Oracle Corporation. Mr. Larson holds a B.A. in economics from Harvard College and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.

Julian K. Ong has served as our Vice President, General Counsel and Secretary since August 2006. From September 2002 to July 2006, Mr. Ong served in various capacities in the legal department of salesforce.com, inc., an on-demand customer relationship management application company, most recently as Deputy General Counsel. From January 2000 to August 2002, Mr. Ong was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Ong holds a B.S. and an M.S. in electrical engineering from Stanford University and a J.D. from Boalt Hall School of Law at the University of California, Berkeley.

Randall J. Womack has served as our Chief Information Officer and Vice President, Operations since April 2003. From May 2000 to April 2003, Mr. Womack served as a partner in the Fast Forward Group at Greylock Partners, a venture capital firm. Prior to that, from 1997 to May 2000, Mr. Womack served as Chief Information Officer of Digital River, Inc., an e-commerce ASP company. Mr. Womack attended the University of Texas at Austin.

Robert R. Bernshteyn has served as our Vice President, Global Product Marketing and Management since June 2007. From June 2004 to June 2007, Mr. Bernshteyn served in a number of marketing positions at SuccessFactors, most recently as Vice President, Product Marketing. From June 2001 to May 2004, Mr. Bernshteyn served in a number of product management roles at Siebel Systems, Inc., a customer relationship management software company. Mr. Bernshteyn holds a B.S. in information systems from New York State University, Albany and an M.B.A. from Harvard Business School.

Jeffery K. Bieller has served as our Vice President, Western Area Sales since October 2004. From June 2003 to August 2004, Mr. Bieller served as a Regional Director of Sales Management at Kronos Incorporated, a software company. From May 1999 to June 2003, Mr. Bieller served as Regional Vice President of Sales Management at Saba Software, Inc., a software company. Mr. Bieller holds a B.A. in business administration from California State University, Fullerton.

Philip H. Carty has served as our Vice President, Eastern Area Sales since May 2007. From February 2005 to April 2007, Mr. Carty served as Vice President of Sales, Eastern Region and Canada of Red Hat, Inc., a linux and open-source software provider. From May 2002 to February 2005, Mr. Carty served as Vice President of Sales, Northeast for VERITAS Software Corporation, a storage solutions company.

Shelly K. Davenport has served as our General Manager, Small Business Unit since January 2007. From June 2005 to January 2007, Ms. Davenport owned and operated Davenport Consulting, a sales consultation company. From October 1999 to March 2004, Ms. Davenport was Vice President of Sales at salesforce.com, inc. Ms. Davenport holds a B.S. in management information systems from California State University, San Diego.

Manuel H. Galvez has served as our Vice President, Sales, Asia Pacific since January 2005. From January 1998 to November 2004, Mr. Galvez served as Vice President & General Manager, Asia Pacific & Latin America at Informatica Corporation, a data integration software company. Mr. Galvez holds a B.A. in economics from Ateneo de Manila University.

Andrew J. Leaver has served as our Vice President, Sales, EMEA since April 2007. From December 2000 to March 2007, Mr. Leaver served as Vice President, Sales & Marketing, EMEA for Ariba, Inc, a software applications company. Mr. Leaver holds an M.S. in microelectronic systems engineering from the University of Manchester Institute of Science and Technology.

Karen A. Pisha has served as our Vice President, Professional Services since July 2005. From February 1996 to May 2005, Ms. Pisha served in various capacities, including Vice President of Consulting, Director of Solutions Delivery and Director of Customer Services, at Oracle Corporation and PeopleSoft Corporation prior to its merger with Oracle, both of which companies provide enterprise software. Ms. Pisha attended Central Michigan University and majored in business and marketing management.

Peter M. Riccio has served as our Vice President, Sales, Mid-Market Team since July 2006. From June 2004 and June 2006, Mr. Riccio served as Senior Vice President of Sales at Document Sciences Corporation, a customer communications management solutions company. From September 2003 to prior to joining Document Sciences, Mr. Riccio served as Vice President of Sales at Planitax, Inc., a corporate tax software and services company. From 1999 through 2002, Mr. Riccio served as Vice President of Sales at Saba Software, Inc., a human capital management software and services company. Mr. Riccio holds a B.S. in administrative science from Yale University.

Namdar Saleh has served as our Vice President, Global Sales Operations since March 2006. From October 2004 to January 2006, Mr. Saleh served as Vice President, North America Sales at Convergys Corporation, a customer care, human resources and billing services company. From April 2003 to September 2004, Mr. Saleh served as Director, Strategic Accounts at DigitalThink, Inc., an e-learning business solutions company. From April 2002 to April 2003, Mr. Saleh was not employed. From January 2001 to April 2002, Mr. Saleh served as Vice President, Business Development at Avinon, Inc., an Internet-based applications company. Mr. Saleh holds a B.S. in electrical engineering from Tufts University and an M.S. in electrical engineering from Purdue University.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can also access financial and other information at our Investor Relations website. Our website is located at www.successfactors.com. We make available free of charge on our web site our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.

The charters of our Audit Committee, our Compensation Committee and our Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics, are available on the Investor Relations section of our website under Corporate Governance. This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this annual report, including the consolidated financial statements and the related notes included elsewhere in this annual report. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or even all of your investment.

  We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal period since our inception in 2001. We incurred net losses of $20.8 million in 2005, $32.0 million in 2006 and $75.5 million in 2007. At December 31, 2007, we had an accumulated deficit of $141.3 million. These losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. For example, our sales and marketing expenses were 127% of revenue in 2005, 99% in 2006 and 112% in 2007. We expect our operating expenses to increase in the future due to our expected increased sales and marketing expenses, operations costs and general and administrative costs and therefore we expect our losses to continue to increase for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our recent revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

  Our independent registered public accounting firm identified numerous material audit adjustments in prior years, all of which we subsequently recorded, and noted certain material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.

During the audit of our consolidated financial statements for the three-year period ended December 31, 2005, our independent registered public accounting firm noted in its report to our audit committee that we had several material weaknesses in our internal controls over financial reporting. In addition to these material weaknesses, our independent registered public accounting firm also commented on our lack of accounting policies and process narratives and our lack of segregation of duties.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, our independent registered public accounting firm noted a material weakness in its report to our audit committee relating to an insufficient number of permanent and adequately-experienced accounting staff. In addition to this material weakness, our independent registered public accounting firm noted two significant deficiencies in our internal control over financial reporting related to our lack of certain formal accounting policies and process narratives and our lack of segregation of duties. This material weakness resulted in a number of audit adjustments to our consolidated financial statements for 2006 that were noted during the course of the audit.

We have now substantively completed a remediation plan which addressed the matters identified through the fiscal 2006 audit. Specifically, we have hired additional accounting and finance personnel, increased the review process in areas that had previously resulted in audit adjustments and formalized our policies and procedures in critical accounting areas. Management has completed an evaluation of the effectiveness of the additional controls and has concluded that the material weaknesses described above had been remedied as of December 31, 2007 and no longer existed as of that date.

The rules of the Securities and Exchange Commission, or SEC, require that, as a publicly-traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. Commencing with our fiscal year ending December 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. Prior to our initial public offering, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if a material weakness is identified. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to potential delisting by the NASDAQ Stock Market and review by the NASDAQ Stock Market, the SEC, or other regulatory authorities, which would require additional financial and management resources.

  Because we recognize revenue from our customers over the term of their agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize revenue over the terms of our customer agreements, which typically range from one to three years. As a result, most of our quarterly revenue results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our application suite in any quarter may not adversely affect our revenue for that quarter, but will negatively affect revenue in future quarters. In particular, if such a shortfall were to occur in our fourth quarter, it may be more difficult for us to increase our customer sales to recover from such a shortfall as we have historically entered into a significant portion of our customer agreements during the fourth quarter. In addition, we may be unable to adjust our cost structure to reflect reduced revenue. Accordingly, the effect of significant downturns in sales of our application suite may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

  Because we recognize revenue from our customers over the term of their agreements but incur most costs associated with generating customer agreements upfront, rapid growth in our customer base will result in increased losses.

Because the expenses associated with generating customer agreements are generally incurred up front, but the resulting revenue is recognized over the life of the customer agreement, increased growth in the number of customers will result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements even though the customer is expected to be profitable for us over the term of the agreement.

  Our business depends substantially on customers renewing their agreements and purchasing additional modules or users from us. Any decline in our customer renewals would harm our future operating results.

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the initial contract term expires and also purchase additional modules or additional users. Our customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our renewal rates have been high historically, some of our customers have elected not to renew their agreements with us. Moreover, under some circumstances, some of our customers have the right to cancel their agreements prior to the expiration of the term. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our application suite, pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional modules or users, our revenue may decline, and we may not realize significantly improved operating results from our customer base.

  We have limited experience with respect to our pricing model. If the prices we charge for our application suite are unacceptable to our customers, our revenue and operating results may be harmed.

We have limited experience with respect to determining the appropriate prices for our application suite. As the market for our solution matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model as we have used historically. In addition, we have only recently commercially introduced certain of our modules. As a result, in the future it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our revenue, gross margin and other operating results.

  We have derived a substantial majority of our subscription revenue from sales of our performance management and goal management modules. If these modules are not widely accepted by new customers, our operating results will be harmed.

We have derived a substantial majority of our historical revenue from sales of our Performance Management and Goal Management modules. If these modules do not remain competitive, or if we experience pricing pressure or reduced demand for these modules, our future revenue could be negatively affected, which would harm our future operating results.

  We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our headcount and operations. For example, we grew from 188 employees at December 31, 2005 to 736 employees at December 31, 2007. We have also increased the size of our customer base from 341 customers at December 31, 2005 to over 1,750 customers at December 31, 2007. We anticipate that we will further expand our operations. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

  Failure to adequately expand our direct sales force and develop and expand our indirect sales channel will impede our growth.

We will need to continue to expand our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force and engage additional third-party channel partners, both domestically and internationally. Identifying and recruiting these people and entities and training them in the use of our application suite require significant time, expense and attention. This expansion will require us to invest significant financial and other resources. We typically have no long-term agreements or minimum purchase commitments with any of our channel partners, and our agreements with these channel partners do not prohibit them from offering products or services that compete with ours. Our business will be seriously harmed if our efforts to expand our direct and indirect sales channels do not generate a corresponding significant increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business.

  If our security measures are breached or unauthorized access to customer data is otherwise obtained, our application suite may be perceived as not being secure, customers may curtail or stop using our application suite, and we may incur significant liabilities.

Our operations involve the storage and transmission of our customers’ confidential information, and security breaches could expose us to a risk of loss of this information, litigation, indemnity obligations and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers’ data, including personally identifiable information regarding users, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.

  Because our application suite collects, stores and reports personal information of job applicants and employees, privacy concerns could result in liability to us or inhibit sales of our application suite.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. Because many of the features of our application suite collect, store and report on personal information, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business.

Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our application suite and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our application suite in certain industries.

  The market for our application suite depends on widespread adoption of strategic HR software.

Widespread adoption of our solution depends on the widespread adoption of strategic HR software by organizations. Because we believe that most organizations have not adopted strategic HR functions, it is uncertain whether they will purchase software or on-demand applications for this function. Accordingly, we cannot assure you that an on-demand model for strategic HR software will achieve and sustain the high level of market acceptance that is critical for the success of our business.

  The market for on-demand applications is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for on-demand applications is at an early stage of development, and these applications may not achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of organizations to increase their use of on-demand applications. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand applications. We have encountered customers in the past that have been unwilling to subscribe to our application suite because they could not install it on their premises. Other factors that may affect the market acceptance of on-demand applications include:

•	perceived security capabilities and reliability;

•	perceived concerns about ability to scale operations for large enterprise customers;

•	concerns with entrusting a third party to store and manage critical employee data; and

•	the level of configurability of on-demand applications.

If organizations do not perceive the benefits of on-demand applications, then the market for these applications may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business.

  The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for human resources applications is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry in some segments. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our application suite to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, Authoria, Inc., Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, Plateau Systems, Ltd., Salary.com, Inc., SAP AG, Softscape, Inc., StepStone Solutions GmbH, SumTotal Systems Inc., Taleo Corporation and Vurv Technology (formerly Recruitmax).

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Moreover, many software vendors could bundle human resources products or offer them at a low price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of strategic human resource functions at lower prices or with greater depth than our application suite. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

  Our quarterly results can fluctuate and, if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Fluctuations in our quarterly financial results may be caused by a number of factors, including, but not limited to, those listed below:

•	our ability to attract new customers;

•	customer renewal rates;

•	the extent to which customers increase or decrease the number of modules or users upon any renewal of their agreements;

•	the level of new customers as compared to renewal customers in a particular period;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the mix of customers between small, mid-sized and enterprise customers;

•	changes in our pricing policies or those of our competitors;

•	seasonal variations in the demand for our application suite, which has historically been highest in the fourth quarter of a year;

•	the amount and timing of operating expenses, particularly sales and marketing, related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	network outages or security breaches;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and

•	general economic, industry and market conditions.

We believe that our quarterly results of operations, including the levels of our revenue and changes in deferred revenue, may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of any one quarter as an indication of future performance.

  The market for our application suite among large customers may be limited if they require customized features or functions that we do not intend to provide.

Prospective customers, especially large enterprise customers, may require customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, then the market for our application suite will be more limited among these types of customers and our business could suffer.

  We depend on our management team, particularly our Chief Executive Officer and our development personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers, particularly our Chief Executive Officer, and other key employees. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our application suite and technologies.

We do not have employment agreements with any of our personnel that require these personnel to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

  If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, teamwork, passion for customers and focus on execution. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, and otherwise adversely affect our future success.

  Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation partners. Identifying partners, negotiating and documenting relationships with them require significant time and resources as does integrating third-party content and technology. Our agreements with technology and content providers are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our application suite.

If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our application suite or revenue.

  We rely on a small number of third-party service providers to host and deliver our application suite, and any interruptions or delays in services from these third parties could impair the delivery of our application suite and harm our business.

We currently host our application suite from three data centers — one located in the United States and two in Europe. We do not control the operation of any of these facilities, and we do not currently have a backup facility in case one of these facilities ceases to operate. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration and are subject to early termination rights in certain circumstances, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

We also depend on access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers for any reason, we could experience disruption in delivering our application suite or we could be required to retain the services of a replacement bandwidth provider.

Our operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations could be harmed. If we or our third-party data centers were to experience a major power outage, we would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a disruption of our business.

  If our application suite fails to perform properly, our reputation will be harmed, our market share would decline and we could be subject to liability claims.

The software used in our application suite is inherently complex and may contain material defects or errors. Any defects in product functionality or that cause interruptions in the availability of our application suite could result in:

•	lost or delayed market acceptance and sales;

•	breach of warranty claims;

•	sales credits or refunds to our customers;

•	loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.

The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability of our application suite could be interrupted by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems, security breaches or variability in user traffic for our application suite. We may be required to issue credits or refunds or indemnify or otherwise be liable to our customers for damages they may incur resulting from certain of these events. In addition to potential liability, if we experience interruptions in the availability of our application suite, our reputation could be harmed and we could lose customers.

Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.

  We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on computer hardware, purchased or leased, and software licensed from third parties in order to deliver our application suite. This hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in our ability to provide our application suite until equivalent technology is either developed by us or, if available, identified, obtained and integrated, which could harm our business. In addition, errors or defects in third-party hardware or software used in our application suite could result in errors or a failure of our application suite, which could harm our business.

  If we are not able to develop enhancements and new features that achieve market acceptance or that keep pace with technological developments, our business will be harmed.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing application suite and to introduce new features. The success of any enhancement or new product depends on several factors, including timely completion, introduction and market acceptance. Any new feature or module that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new features or modules or to enhance our existing application suite to meet customer requirements, our business and operating results will be adversely affected.

Because we designed our application suite to operate on a variety of network, hardware and software platforms using standard Internet tools and protocols, we will need to continuously modify and enhance our application suite to keep pace with changes in Internet-related hardware, software, communication, browser and database technologies. If we are unable to respond in a timely manner to these rapid technological developments in a cost-effective manner, our application suite may become less marketable and less competitive or obsolete and our operating results may be negatively impacted.

  If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our application suite and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our application suite.

  Because our long-term success depends, in part, on our ability to expand the sales of our application suite to customers located outside of the United States, our business will be susceptible to risks associated with international operations.

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a material portion of our revenue from customers outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from those in the United States. Because of our limited experience with international operations, we cannot assure you that our international expansion efforts will be successful. In addition, we will face risks in doing business internationally that could adversely affect our business, including:

•	our ability to comply with differing technical and certification requirements outside the United States;

•	difficulties and costs associated with staffing and managing foreign operations;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	unexpected changes in regulatory requirements;

•	the need to adapt our application suite for specific countries;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

•	fluctuations in currency exchange rates;

•	restrictions on the transfer of funds; and

•	new and different sources of competition.

Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.

  Because competition for our target employees is intense, we may not be able to attract and retain the quality employees we need to support our planned growth.

Our future success will depend, to a significant extent, on our ability to attract and retain high quality personnel. Competition for qualified management, technical and other personnel is intense, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, our ability to grow our business could be harmed.

  Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on patent, copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We currently have only one issued patent.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously harm our brand and adversely impact our business.

  We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, we may receive claims that our application suite and underlying technology infringe or violate the claimant’s intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or application suite. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs which could include royalty payments in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs which could include royalty payments in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

  Our use of open source and third-party technology could impose limitations on our ability to commercialize our application suite.

We use open source software in our application suite. Although we monitor our use of open source software closely, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our application suite. In such event, we could be required to seek licenses from third parties in order to continue offering our application suite, to re-engineer our technology or to discontinue offering our application suite in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition. We also incorporate certain third-party technologies into our application suite and may desire to incorporate additional third-party technologies in the future. Licenses to new third-party technology may not be available to us on commercially reasonable terms, or at all.

  Changes in laws and/or regulations related to the Internet or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the use of the Internet as a commercial medium. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as ours and reduce the demand for our application suite.

The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. If the Internet infrastructure is unable to support the demands placed on it, or if hosting capacity becomes scarce, our business growth may be adversely affected. If we fail to meet service level commitments, customers may be entitled to credits, refunds to the extent of cash paid for future services, or termination.

  We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

  We might require additional capital to support business growth, and this capital might not be available on acceptable terms, or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to expand sales and marketing activities, develop new features and modules to enhance our existing application suite, to enhance our operating infrastructure and to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The United States debt markets experienced extreme turbulence in 2007, particularly in the second half of the year. As a result, many companies found it difficult or impossible to raise debt on acceptable terms. We can provide no assurance that sufficient financing will be available for necessary or desirable infrastructure expenditures or acquisitions and, accordingly, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

  Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed a variety of new requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will increase our net losses, and may cause us to reduce costs in other areas of our business or increase the prices of our application suite to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

  Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

  A significant portion of our total outstanding shares may be sold into the market in the near future. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale. As of December 31, 2007, we had 52.0 million outstanding shares of our common stock. Of these shares, approximately 11.4 million are freely tradable in the public markets. The remaining 40.6 million shares will be available for sale 181 days after November 19, 2007, subject to volume and manner of sales restrictions in the case of shares held by our affiliates.

  If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Industry analysts that currently cover us may cease to do so. If industry analysts cease coverage of our company, the trading price for our stock would be negatively impacted. In the event one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

  Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 73% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in our control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

  Delaware law and provisions in our restated certificate of incorporation and restated bylaws could make a merger, tender offer or proxy contest difficult, which could depress the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of Delaware law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors, including the following:

•	our Board of Directors is classified into three classes of directors with staggered three-year terms;

•	only our Chairperson of the Board of Directors, our Chief Executive Officer, our President or a majority of our Board of Directors are authorized to call a special meeting of stockholders;

•	our stockholders can only take action at a meeting of stockholders and not by written consent;

•	vacancies on our Board of Directors can be filled only by our Board of Directors and not by our stockholders;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our corporate headquarters, which includes our operations and research and development facilities, is located in San Mateo, California, which we occupy under a lease that expires in November 2009. We have an option to extend the lease for three years. Our primary data center is located in Secaucus, New Jersey, under a hosting agreement with International Business Machines Corporation. This hosting agreement expires in July 2008. We have also entered into an agreement for a second U.S. data center, located in Ashburn, Virginia, under a hosting agreement with Internap. This hosting agreement expires in July 2010. We also have two data centers located in Amsterdam, The Netherlands, under a hosting agreement with Telecity Group plc. This hosting agreement expires in August 2008. In the U.S., we have leased additional offices in Boston, Massachusetts; Deerfield, Illinois; and San Francisco, California. We also lease offices in Copenhagen, Denmark; London, U.K.; Manila, Philippines; Sydney, Australia; Munich, Germany; and Paris, France. We believe our leased facilities are adequate for our current needs.

Item 3.	Legal Proceedings

We are from time to time involved in legal matters that arise in the normal course of business. Based on information currently available, we do not believe that the ultimate resolution of any current matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

On or about November 12, 2007, we submitted the following matters to our stockholders for their approval by written consent pursuant to Section 228 of the Delaware General Corporation Law.

As of November 12, 2007, the date for taking such action, we had approximately 39.9 million shares outstanding (on an as-converted to common stock basis). The following actions were approved by our stockholders:

•	the approval of the amendment and restatement of our certificate of incorporation and bylaws that became effective upon the completion of our initial public offering;

•	the approval and adoption of our 2007 equity incentive plan; and

•	the approval of a form of indemnification agreement to be entered into by us with each of our directors and officers.

The results of voting from stockholders that returned written consents for the actions listed above were 31,868,382 for and none against.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Stock and Related Stockholder Matters

Our common stock has been traded on The NASDAQ Global Market under the symbol “SFSF” since November 20, 2007. The following table summarizes the high and low bid quotations for our common stock as reported by The NASDAQ Stock Market, for the period indicated:

	High	Low

Fourth quarter (since November 20)	$15.27	$10.31

As of February 21, 2008, we had approximately 302 stockholders of record, although we believe there are more beneficial owners.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on November 20, 2007, through December 31, 2007, the last date of trading of fiscal 2007 for (1) our common stock, (2) Morgan Stanley Technology Index, and (3) the NASDAQ Composite Index. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	11/20/07	12/31/07
SFSF	$100.00	$89.21
Morgan Stanley Technology	$100.00	$102.83
NASDAQ	$100.00	$102.14

The information contained in the performance graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The trading prices of the securities of technology companies have been and are expected to continue to be highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates, or failure of those analysts to initiate or maintain coverage of our stock;

•	rating downgrades by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of key personnel;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following a decline in stock price. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2007. All outstanding awards relate to our common stock.

(c) Number of
Securities
Remaining
	(a) Number of		Available for
	Securities to	(b) Weighted-	Future Issuances
	be Issued	average Exercise	Under Equity
	Upon Exercise	Price of	Compensation
	of	Outstanding	Plans (Excluding
	Outstanding	Options,	Securities
	Options,	Warrants and	Reflected in
Plan Category	Warrants and Rights(1)	Rights	Column (a))

Equity compensation plans approved by security holders(1)	13,083,376	$5.00	6,157,735
Equity compensation plans not approved by security holders	—	—	—

Total	13,083,376	$5.00	6,157,735

(1)	Prior to our initial public offering, we issued securities under our 2001 Stock Option Plan. Following our initial public offering, we issued securities under our 2007 Equity Incentive Plan (“2007 Plan”) and we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards under this plan. The 2007 Plan contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each of 2009 through 2017 by an amount equal to 5% of our shares outstanding on the immediately preceding December, 31, unless our Board of Directors, in its discretion determines to make a smaller increase. Under the 2007 Plan, non-employee directors are automatically granted options to purchase 30,000 shares of common stock upon initial election or appointment to the Board. On the date of the first Board meeting following each annual shareholder meeting each non-employee director will automatically be granted options to purchase 15,000 shares of common stock. The Board may also make discretionary grants to purchase common stock to any non-employee director.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to pay dividends on our capital stock will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors that our Board of Directors considers relevant.

For equity plan compensation information, please refer to Item 12 in Part III of this Annual Report on Form 10-K.

Sales of Unregistered Securities

In April 2007, we issued a warrant to purchase an aggregate of 4,162 shares of Series E convertible preferred stock at an exercise price of approximately $4.80 per share to KarrScheffel, LLC, a sophisticated accredited investor in connection with the recruitment of an executive officer. In August 2007, KarrScheffel, LLC exercised its warrant at an exercise price of approximately $4.80 per share for an aggregate purchase price of $19,977.60 and we issued 4,162 shares of Series E convertible preferred stock. This transaction was exempt from registration requirements of the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act, with no involvement of underwriters, underwriting discounts or commissions, or public offerings of our securities. We also provided to the recipient specific information about our business and management in connection with the services provided by such recipient.

From January 1, 2007 to December 6, 2007, we granted to our officers, board members, employees and consultants options to purchase shares of common stock under our 2001 Stock Option Plan, with per share exercise prices ranging from $1.60 to $9.00, and issued 4,344,251 shares of common stock upon exercise of such stock options. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701, Regulation D or Regulation S promulgated under the Securities Act or Section 4(2) of the Securities Act, with no involvement of underwriters, underwriting discounts or commissions, or public offerings of our securities. All recipients of the foregoing transactions received adequate information about us, had an opportunity to discuss our business with us and had access, through their relationships with us, to such information. Within a reasonable period of time before the date of exercise by the recipients of our stock options, when our grant of stock options exceeded $5.0 million, we provided them with the disclosures pursuant to Rule 701(e) promulgated under the Securities Act. Furthermore, at the time our consultants received stock options under our 2001 Stock Option Plan, they were providing bona fide services to us and their services were not in connection with the offer or sale of our securities in a capital-raising transaction, and did not directly or indirectly promote or maintain a market for our securities.

Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. Morgan Stanley and Co. Incorporated and Goldman, Sachs & Co. acted as joint book-running managers for the offering, and J.P. Morgan Securities Inc., JMP Securities LLC and Pacific Crest Securities Inc. acted as co-managers of the offering.

The securities registered were 10,000,000 shares of common stock, plus 1,618,500 additional shares to cover the underwriters’ over-allotment option, which were sold by us, and 790,000 shares which were sold by selling stockholders. On December 5, 2007, the underwriters completed the exercise of the over-allotment option in full. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $124.1 million and the offering has terminated.

Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

•	Underwriting discount — $8.3 million

•	Other expenses — $3.8 million

•	Total expenses — $12.1 million

None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others. The gross proceeds to the Company based on the 11,618,500 shares offered by us was $116.2 million; our net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above was approximately $104.6 million. The Company had not yet paid $545,000 of other expenses described above as of December 31, 2007.

We used approximately $21.3 million of the proceeds to repay indebtedness and prepayment fees and $20.0 million for working capital through December 31, 2007. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.

Our management will retain broad discretion in the allocation and use of the net proceeds of our IPO, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offering in short-term, interest-bearing obligations, investment grade securities, certificates of deposit or direct or guaranteed obligations of the United States. The goal with respect to the investment of the net proceeds is capital preservation and liquidity so that such funds are readily available to fund our operations.

Item 6.	Selected Financial Data

We derived the statements of operations data for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 and the balance sheet data as of December 31, 2007 and December 31, 2006 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2004 and December 31, 2003 and the balance sheet data as of December 31, 2005, December 31, 2004 and December 31, 2003 from our audited consolidated financial statements and related notes which are not included in this Annual Report. The information set forth below is not necessarily indicative of results of future operations, is qualified by reference to, and should be read in conjunction with, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003

Consolidated Statement of Operations Data (in thousands, except per share data):
Revenue	$63,350	$32,570	$13,028	$10,217	$4,122
Cost of revenue(1)	26,341	14,401	7,635	4,273	2,652

Gross profit	37,009	18,169	5,393	5,944	1,470

Operating expenses:(1)
Sales and marketing	70,963	32,317	16,540	5,782	2,805
Research and development	16,725	10,622	6,120	3,510	1,484
General and administrative	19,091	7,483	3,624	1,833	1,562

Total operating expenses	106,779	50,422	26,284	11,125	5,851

Loss from operations	(69,770)	(32,253)	(20,891)	(5,181)	(4,381)
Interest and other income (expense), net(2)	(5,259)	249	80	(31)	1,230

Loss before provision for income taxes	(75,029)	(32,004)	(20,811)	(5,212)	(3,151)
Provision for income taxes	(425)	(42)	(9)	(81)	(3)

Net loss	$(75,454)	$(32,046)	$(20,820)	$(5,293)	$(3,154)

Net loss per common share, basic and diluted	$(8.35)	$(13.39)	$(14.29)	$(5.38)	$(6.04)

Shares used in computing net loss per common share, basic and diluted	9,036	2,393	1,457	983	522

(1)	Includes stock-based compensation expenses in accordance with SFAS No. 123(R) as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Cost of revenue	$448	$94	$22	$7	$4
Sales and marketing	2,269	351	129	41	3
Research and development	512	77	26	11	4
General and administrative	1,189	295	34	16	34

(2)	Interest and other income (expense), net in 2003 included a gain on extinguishment of debt of $1.3 million. Interest and other income (expense), net in 2007 included a $2.5 million expense related to the fair value adjustment of convertible preferred stock warrants through the date of our Initial Public Offering and a $1.9 million expense for amortization of debt issuance costs related to a warrant issued to a lender.

	As of December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheets Data (in thousands):
Cash, cash equivalents and marketable securities	$90,787	$26,172	$7,702	$6,652	$4,568
Working capital (deficit)	25,871	(5,087)	(4,290)	3,048	(1,623)
Total assets	154,544	60,744	21,752	14,573	8,760
Deferred revenue, current and long-term	101,010	52,354	25,212	10,841	6,923
Long-term debt	—	9,711	—	—	—
Convertible preferred stock warrant liability	—	1,496	—	—	—
Convertible preferred stock	—	45,289	20,383	11,941	7,003
Total stockholders’ equity (deficit)	19,943	(64,095)	(33,089)	(12,531)	(7,339)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of our business and results of operations. You should read the following discussion and analysis of our financial condition in conjunction with the consolidated financial statements and notes thereto for the year ended December, 31, 2007 included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including without limitation information with respect to our plans and strategy of our business and our financial condition, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section titled “Risk Factors” included in Item 1A of Part I of this annual report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

SuccessFactors provides on-demand performance and talent management software that enables organizations to optimize the performance of their people to drive business results. Our application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. Since we were formed in 2001, our customer base has grown to over 1,750 customers, across over 60 industries with more than three million end users in over 156 countries using our application suite in 22 languages.

We sell subscriptions to our application suite pursuant to agreements that cover a specified number of modules and a specified number of users per module. Our customer agreements typically have terms of one to three years, with some agreements having durations of up to five years. We provide configuration services, typically for a fixed fee, and other consulting services. We also offer standard customer support services as part of our subscriptions, with enhanced levels of support available for additional fees. We recognize revenue for all of these services ratably over the term of the subscription agreement.

We generally invoice our customers on an annual basis even if the term of the subscription agreement is longer than one year. Amounts that have been invoiced but that have not yet been recognized as revenue are typically recorded as deferred revenue. Accordingly, the portion of the total contract value that is not yet invoiced is not reflected on our consolidated balance sheet as deferred revenue but instead treated as backlog.

For agreements with a term of more than one year, backlog initially represents the future subscription fee commitments that are payable more than one year after the initial invoice for the first 12 months of service. When a subsequent invoice for the succeeding 12 months of service is sent to a customer, the amount invoiced then is reflected in our deferred revenue, with the backlog amount decreasing by a like amount. Also excluded from backlog are fees for our other services, such as configuration services, which are reflected as current deferred revenue for the amount expected to be recognized within the following 12 months, and non current deferred revenue for the remainder. Typically, our initial agreements with larger customers tend to have longer terms, while renewal agreements and our initial agreements with small-sized customers typically have shorter durations. As of December 31, 2007, we had backlog of approximately $89.9 million compared with backlog of approximately $42.7 million as of December 31, 2006 due largely to the increased number of new customers. Because revenue for any period is a function of revenue recognized from deferred revenue and backlog under contracts in existence at the beginning of the period as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

Costs associated with generating customer agreements are generally incurred up front. These upfront costs exclude direct incremental sales commissions, which are recognized ratably over the term of the customer agreement. Although we expect customers to be profitable over the duration of the customer relationship, in earlier periods these upfront costs may exceed related revenue. Accordingly, an increase in the mix of new customers as a percentage of total customers may initially negatively impact our operating results. On the other hand, we expect that a decrease in the mix of new customers as a percentage of total customers will positively impact our operating results. Because the size of our customer base has grown substantially in recent periods and we expect to continue to add new customers, we expect that at many times, large numbers of our customers could be in the early stages of their subscription term. Accordingly, we may not generate positive contribution margins. We define contribution margin for a period as the excess of the revenue recognized from subscriptions to our software from these customers for the period over the estimated expenses for the period. In addition, we may not achieve profitability even if we generate positive contribution margins from customers. We encourage you to read our consolidated financial statements that are included in this annual report on Form 10-K.

We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 10%, 11% and 3% of revenue in 2007, 2006 and 2005, respectively. For 2007, 2006 and 2005, we did not have any single customer that accounted for more than 5% of our revenue. Historically, we primarily targeted our sales and marketing efforts at large enterprises, and beginning in 2004, we expanded our sales and marketing efforts to also target small and mid-sized organizations.

Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For 2007, 2006 and 2005, the percentage of our revenue generated from customers in the United States was 90%, 93% and 96%, respectively. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to continue to increase as we invest in and enter new markets.

We have historically experienced significant seasonality in sales of subscriptions to our application suite, with a higher percentage of our customers renewing or entering into new subscription agreements in the fourth quarter of the year. Also, a significant percentage of our customer agreements within a given quarter are typically entered into during the last month of the quarter. To date, we have derived a substantial majority of our historical revenue from sales of our Performance Management and Goal Management modules, but the percentage of revenue from these modules has decreased over time as customers have purchased additional modules that we have introduced.

We have experienced rapid growth in recent periods. Our customer base has grown from 175 customers at December 31, 2004 to over 1,750 customers as of December 31, 2007. Our revenue has increased from $4.1 million in 2003 to $63.4 million in 2007, representing a compound annual growth rate of approximately 98%. For the year ended December 31, 2007, our revenue was $63.4 million, which represented an increase of approximately 95% from the year ended December 31, 2006. As of December 31, 2007, we had total deferred revenue of $101.0 million.

Our operating expenses have also increased substantially during the three years ended December 31, 2007, as we have invested heavily in sales and marketing in order to increase our customer base, with sales and marketing expenses generally exceeding the amount of our revenue in historical periods. During this period, we increased our marketing efforts directed at small and medium-sized organizations. As a result, demand from these customers has increased at a faster rate than our traditional enterprise customers. Because these smaller customers tend to have smaller purchases, revenue has not grown at the same rate as the number of our customers. We have also incurred significant losses since inception. Our net loss increased from $5.3 million in 2004 to $20.8 million in 2005 to $32.0 million in 2006 and we had a net loss of $75.5 million for the year ended December 31, 2007.

We believe the market for performance and talent management is large and underserved. Accordingly, we plan to incur significant additional operating expenses, particularly for sales and marketing activities, to pursue this opportunity. We expect operating losses to continue to increase as we intend to continue to aggressively pursue new customers for the foreseeable future. We also anticipate increased operating expenses in other areas as we expect to incur additional general and administrative expenses as a result of being a public company and as we continue to expand our business.

Sources of Revenue

We generate revenue from subscription fees from customers accessing our application suite and other services fees, which primarily consist of fees for configuration services and, to a lesser extent, fees for enhanced support, business consulting and other services. Our subscription agreements are noncancelable, though customers typically have the right to terminate their agreements for cause if we materially fail to perform. During 2005 through 2007, our customer retention rate was greater than 90%, which rate excludes our Manager’s Edition application which provides us with an insignificant amount of revenue. We calculate our customer retention rate by subtracting our attrition rate from 100%. We calculate our attrition rate for a period by dividing the number of customers lost during the period by the sum of the number of customers at the beginning of the period and the number of new customers acquired during the period. Although historically there has been very little variability in our retention rates, any decrease in our retention rates would negatively impact our results of operations in future periods.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting our application suite and delivering our professional services. These costs include salaries, benefits, bonuses and stock-based compensation of our data center and professional services staff, outside service provider costs, data center and networking expenses, and allocated overhead and depreciation expenses. Prior to 2006, our cost of revenue also included amortization of acquired technology, which was fully amortized by the end of 2005. We allocate overhead such as rent, information technology costs and employee benefits costs to all departments based on relative headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. The costs associated with providing professional services are significantly higher as a percentage of revenue than the costs associated with delivering our application suite due to the labor costs associated with providing professional services. As such, the costs of implementing a new customer on our application suite or adding new modules for an existing customer are more significant than renewing a customer on existing modules.

Our cost of revenue has generally increased in absolute dollars and cost of revenue as a percentage of revenue has generally decreased during 2005, 2006 and 2007. Our cost of revenue as a percentage of revenue was 59% in 2005, 44% in 2006 and 42% in 2007. We expect that in the future, cost of revenue will increase in absolute dollars as our revenue increases. We also expect that cost of revenue as a percentage of revenue will continue to decrease over time to the extent that a higher percentage of our revenue is attributable to renewals and we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on growth of our professional services business and any associated costs relating to the delivery of professional services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our application suite and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

Operating Expenses

We classify our operating expenses as follows:

Sales and Marketing.  Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation, commissions, travel costs, and marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses, and allocated overhead. Our sales and marketing expenses have increased in absolute dollars each year. As a percentage of revenue, our sales and marketing expenses were 127% in 2005, 99% in 2006 and 112% in 2007, primarily due to our ongoing substantial investments in customer acquisition. We intend to continue to invest heavily in sales and marketing and increase the number of direct sales personnel in order to add new customers and increase penetration within our existing customer base, build brand awareness, and sponsor additional marketing events. Accordingly, we expect sales and marketing expenses to increase in absolute dollars and continue to be our largest operating expense. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will decrease, but vary depending on the mix of revenue from new and existing customers and from small, mid-sized and enterprise customers, as well as the productivity of our sales and marketing programs.

Research and Development.  Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation, the cost of certain third-party service providers and allocated overhead. Research and development expenses as a percentage of revenue were 47% in 2005, 33% in 2006 and 26% in 2007. We have focused our research and development efforts on expanding the functionality and enhancing the ease of use of our application suite. We expect research and development expenses to increase in absolute dollars in the future as we intend to release new features and functionality on a frequent basis, expand our content offerings and continue to localize our application suite in various languages, upgrade and extend our service offerings, and develop new technologies.

General and Administrative.  General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance and human resources, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, other corporate expenses and allocated overhead. General and administrative expenses as a percentage of revenue were 28% in 2005, 23% in 2006 and 30% in 2007. We expect general and administrative expenses to increase in absolute dollars as we continue to add general and administrative personnel and incur additional professional fees and other expenses resulting from continued growth and the compliance requirements of operating as a public company, including Section 404 of the Sarbanes-Oxley Act. We currently anticipate that we will be required to comply with Section 404 of the Sarbanes-Oxley Act for the year ending December 31, 2008.

Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. We estimate actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in our consolidated statements of operations become deductible expenses under applicable income tax laws, or loss, or credit carry forwards are utilized. Accordingly, realization of our deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We recorded a full valuation allowance as of December 31, 2007 and 2006, because, based on the available evidence, we believed at that time it was more likely than not that we would not be able to utilize all of our deferred tax assets in the future. We evaluate the realization of our deferred tax assets each quarter. We intend to maintain the valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Form 10-K are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate our estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

Revenue consists of fees for subscriptions to our on-demand software and the provision of other services. We commence revenue recognition when: there is persuasive evidence of an arrangement; the subscription or services have been delivered to the customer; the collection of related fees is reasonably assured; and the amount of related fees is fixed or determinable.

Signed agreements are used as evidence of an arrangement. If cash is not collected in advance of services, we use our judgment to assess cash collectability based on a number of factors, such as past collection history with the customer. If we determine that collectability is not reasonably assured, we defer the revenue until collectability becomes reasonably assured, generally upon receipt of cash. We also use our judgment to assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Our arrangements are generally noncancelable and fees paid under the arrangements are nonrefundable and do not contain general rights of return.

Our other services include configuration assistance, including installation and training related to our application suite. These other services are generally sold in conjunction with our subscriptions. Because we have determined that we do not have objective and reliable evidence of fair value for each element of our arrangements, these other services are not accounted for separately from our subscriptions. As these other services do not qualify for separate accounting, we recognize the other services revenue together with the subscription revenue ratably over the non-cancelable term of the subscription agreement. The term typically commences on the later of the start date specified in the subscription arrangement, the “initial access date” of the customer’s instance in our production environment, or when all of the revenue recognition criteria have been met. We consider delivery to have occurred on the initial access date, which is the point in time that a customer is provided access to use our on-demand application suite. Evaluating objective and reliable evidence of fair value requires significant judgment. If we had determined that we had such evidence, the other services revenue would have been recognized as performed.

Accounting for Commission Payments

We defer commissions that are the incremental costs that are directly associated with noncancelable service contracts and consist of sales commissions paid to our direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer agreements. The deferred commission amounts are recoverable from the future revenue streams under the customer agreements. We believe this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the customer agreements that they should be recorded as an asset and charged to expenses over the same period that the related revenue is recognized. If we did not defer these commission payments, we would expense them up front upon entering into the customer agreement. Amortization of deferred commissions is included in sales and marketing expenses.

During 2006, we capitalized $5.3 million of deferred commissions and amortized $2.0 million to sales and marketing expenses. During 2007, we capitalized $10.0 million of deferred commissions and amortized $4.1 million to sales and marketing expenses. As of December 31, 2007, deferred commissions on our consolidated balance sheet totaled $11.5 million.

Accounting for Stock-Based Awards

We adopted, retroactively to inception, Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, or SFAS No. 123(R), which requires all share-based payments to employees, including grants of stock options, to be measured based on the grant date fair value of the awards and recognized in our consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). We amortize the fair value of share-based payments on a straight-line basis. We have never capitalized stock-based employee compensation cost or recognized any tax benefits related to these costs.

To estimate the fair value of an award, we use the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. Prior to 2006, we generally used the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), or the SEC shortcut method, to calculate the expected term for employee grants and used the contractual life of ten years as the expected term for non-employee grants. In 2006, we used the SEC shortcut method to calculate the expected term for our employee grants, except in instances where we did not qualify for its use because the underlying stock option awards were not deemed to have been “at the money” for financial reporting purposes and, accordingly, did not qualify as “plain vanilla” options as defined by SAB 107. For those grants that did not qualify for the shortcut method in 2006 and for all grants during 2007, we calculated the expected term based on a study of publicly-traded industry peer companies and based on our historical experience from previous stock option grants. Had we used the SEC shortcut method to determine the expected term for all of our stock option grants during 2006, our stock-based compensation expense would have increased by an insignificant amount. Had we used the SEC shortcut method to determine the expected term for all of our stock option grants during 2007, our stock-based compensation expense would have increased by approximately $0.5 million. Because we have little information on the volatility of the price of our common stock as a result of having a limited trading history, we have estimated the volatility data based on a study of publicly-traded industry peer companies. For purposes of identifying those peer companies, we considered the industry, stage of development, size and financial leverage of potential comparable companies. We used judgment in selecting these companies, as well as in evaluating the available historical and implied volatility for these companies. The estimated forfeiture rate is derived primarily from our historical data, and the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of our stock options.

In the future, as we gain historical data for volatility in our own stock and more data on the actual term employees hold their options, the expected volatility and expected term may change, which could substantially change the grant date fair value of future awards of stock options and ultimately the expense we record. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. In addition, quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements. These adjustments affect our cost of revenue; sales and marketing expense; research and development expense; and general and administrative expense.

The effect of forfeiture adjustments in 2006 and 2007 was insignificant. We expect the potential impact from cumulative forfeiture adjustments to increase in future periods. We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based compensation on a prospective basis, and incorporating these factors into the Black-Scholes pricing model.

Given the absence of an active market for our common stock prior to our initial public offering, our Board of Directors determined the fair value of our common stock in connection with our grant of stock options and stock awards. Prior to May 2006, our Board of Directors did not obtain an unrelated third-party valuation of our common stock. Instead, our Board of Directors based its determinations on:

•	prices for our convertible preferred stock that we sold to outside investors in arm’s-length transactions, and the rights, preferences and privileges of our convertible preferred stock and our common stock;

•	our actual financial condition and results of operations during the relevant period;

•	developments in our business;

•	hiring of key personnel;

•	status of product development and sales efforts;

•	growth in customer bookings;

•	the status of strategic initiatives;

•	forecasts of our financial results and market conditions affecting our industry;

•	the fact that the stock option grants involved illiquid securities in a private company; and

•	the likelihood of achieving a liquidity event for the shares of common stock underlying the stock options, such as an initial public offering, or IPO, or sale of our company, given prevailing market conditions and our relative financial condition at the time of grant.

In May 2006, we engaged Financial Strategies Consulting Group, LLC (FSCG), an unrelated third-party valuation firm, to perform a contemporaneous valuation of our common stock in order to assist our Board of Directors in determining the fair value of our common stock. The initial valuation report valued our common stock as of May 16, 2006. Subsequently, our Board of Directors received updated contemporaneous valuation reports as of October 16, 2006, April 9, 2007, July 13, 2007 and September 10, 2007. In connection with the preparation of our consolidated financial statements in anticipation of a potential initial public offering, we also engaged FSCG to assist our Board of Directors in reassessing the fair market value of our common stock for financial reporting purposes through the provision of a valuation report that retrospectively valued our common stock as of December 31, 2006.

FSCG used the market-comparable approach and the income approach to estimate our aggregate enterprise value at each valuation date. The market-comparable approach estimates the fair market value of a company by applying market multiples of publicly-traded firms in the same or similar lines of business to the results and projected results of the company being valued. When choosing the market-comparable companies to be used for the market-comparable approach, we focused on companies providing enterprise software solutions. Some of the specific criteria used to select comparable companies within the enterprise software segment included a focus on human capital management, high near-term growth rates and software as a service business model. The comparable companies remained largely unchanged during the valuation process. The income approach involves applying an appropriate risk-adjusted discount rate to projected debt-free cash flows, based on forecasted revenue and costs.

We prepared financial forecasts for each valuation report date used in the computation of the enterprise value for both the market-comparable approach and the income approach. The financial forecasts were based on assumed revenue growth rates that took into account our past experience and future expectations. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital rates, which ranged from 20% to 25%.

The average of the values derived under the market-comparable approach and the income approach resulted in an initial estimated value. The initial estimated value was then subjected to the probability weighted expected return method which derived the per share value utilizing a probability weighted scenario analysis. The per share value was based on four possible scenarios: liquidation scenario, IPO scenario, sale scenario and private company scenario. The per share value under each scenario was then probability weighted and the resulting weighted values per share were summed to determine the fair value per share of our common stock. In the liquidation scenario, sale scenario and private company scenario, the per share value was allocated taking into account the liquidation preferences and participation rights of our convertible preferred stock consistent with the method outlined in the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the IPO scenario, it was assumed that all outstanding shares of our convertible preferred stock would convert to common stock. Over time, as we achieved certain milestones, the probabilities were adjusted accordingly, with the probability of a liquidity event such as an IPO or sale increasing from 25-30% and 10-15%, respectively, in May 2006 to 70-75% and 15-20%, respectively, in September 2007 while the probability of remaining a private company decreased accordingly from 50-65% in May 2006 to 5-15% in September 2007.

Also, we considered the fact that our stockholders could not freely trade our common stock in the public markets. The estimated fair value of our common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event. The non-marketability discount was not applied in the IPO scenario. In addition, the non-marketability discount was not applied to cash in either the market-comparable approach or the income approach.

In the contemporaneous and retrospective valuations used to establish the fair value of our common stock, the non-marketability discount was 38% in May 2006 and decreased over time to 19% in September 2007. However, as the IPO scenario did not include a non-marketability discount, the effect of the non-marketability discount on the valuation declined over time from a weighted non-marketability discount of 21% in May 2006 to 7% in September 2007 when weighted over the four possible scenarios.

There is inherent uncertainty in these forecasts and projections and if we had made different assumptions and estimates than those described above, the amount of our stock-based compensation expense, net loss and net loss per share amounts could have been materially different.

Also in connection with the preparation of our consolidated financial statements, we reassessed the fair value of our common stock for financial reporting purposes at interim dates between the FSCG contemporaneous valuations. For these interim periods we adjusted the fair value based on market conditions and whether we achieved company milestones, secured new customers and hired key personnel, when we deemed appropriate. Over 2006 and through our initial public offering in November 2007, we had a number of developments in our business that we believe contributed to increases in the fair value of our common stock as discussed below.

On May 16, 2006, we obtained a contemporaneous valuation from FSCG which we used in determining the fair value of our common stock as of May 17, July 21 and September 8, 2006. The valuation used a risk-adjusted discount of 25%, a non-marketability discount of 38% and an estimated time to a liquidity event of greater than 12 months. The expected outcomes were weighted more toward remaining as a private company (50-65%), with lower weights for an IPO (25-30%) and a sale (10-15%), and with the lowest weight given to a liquidation scenario (0-5%). This valuation indicated a fair value of $1.30 per share for our common stock. We reassessed the fair value per share of our common stock from $1.30 per share as of July 21, 2006 to $1.40 per share at September 8, 2006, due largely to the fact that our customer base had grown over this period, and continued to significantly increase. In addition, we had recently added our Learning and Development module in the second quarter of 2006.

On October 16, 2006, we obtained another contemporaneous valuation from FSCG in order to update the determination of the fair value for our common stock as of November 3, November 6, November 15 and December 7, 2006 and January 16, 2007. The valuation used a risk-adjusted discount of 25%, a non-marketability discount of 36% and an estimated time to a liquidity event of greater than 12 months. The expected outcomes were weighted more toward remaining as a private company (50-65%), with lower weights for an IPO (25-30%) and a sale (10-15%), and with the lowest weight given to a liquidation scenario (0-5%). This valuation indicated a fair value of $1.60 per share for our common stock. The increase in the fair value between September 8, 2006 and the date of this contemporaneous valuation relates mostly to our filling of an executive-level open position with the hiring of our Vice President, General Counsel and the release of additional features to our application suite during the third quarter of 2006.

On April 9, 2007, we obtained another contemporaneous valuation from FSCG which we used in determining the fair value of our common stock as of April 19, 2007 due to the proximity of the valuation date to the grant date. The valuation used a risk-adjusted discount of 25%, a non-marketability discount of 27% and an estimated time to a liquidity event between six and 12 months. The expected outcomes were then weighted more toward an IPO (50-60%), with lower weights for remaining as a private company (20-30%) and a sale (15-20%), and with the lowest weight given to a liquidation scenario (0-5%). This valuation indicated a fair value of $4.95 per share for our common stock. The increase in the fair value between the contemporaneous valuation performed on October 16, 2006 and the date of this contemporaneous valuation relates to the change in the weightings of the different probabilities more toward an IPO and away from remaining as a private company due to a change in the Board of Director’s outlook regarding the potential success and timing of an IPO. The increase also relates to continued significant increases in the number of our customers, reaching 850 as of December 31, 2006 and 1,300 as of March 31, 2007, and continued significant growth of our revenue during the fourth quarter of 2006 resulting in a change in management’s and the Board of Director’s future expectations due to faster than anticipated growth from rapid customer acquisition. We also hired our Chief Financial Officer and two other Vice Presidents and released the SMART Goal wizard, our Recruiting Management module, as well as other features during this period.

In connection with the preparation of our consolidated financial statements in anticipation of a potential initial public offering and due to the increase in value between the October 16, 2006 contemporaneous valuation and the April 9, 2007 contemporaneous valuation, we obtained a retrospective valuation of our common stock performed by FSCG as of December 31, 2006. The retrospective valuation used a risk-adjusted discount of 25%, a non-marketability discount of 34% and an estimated time to a liquidity event of greater than 12 months. The expected outcomes were still weighted more toward remaining as a private company (45-50%) with lower weights for an IPO (30-35%) and a sale (15-20%), with the lowest weight given to a liquidation scenario (0-5%), but the differences between the probability of remaining a private company and a sale or IPO are decreasing when compared to the probabilities used for the October 16, 2006 contemporaneous valuation. This retrospective valuation resulted in a reassessed fair value of $3.60 per share for our common stock as of December 31, 2006. We used this amount for the reassessed value for the stock option grant made on January 16, 2007 due to the proximity of the grant date to December 31, 2006 retrospective valuation.

Following the retrospective valuation performed as of December 31, 2006, we reviewed the fair value of our common stock used for stock option grants between this retrospective valuation and the contemporaneous valuation performed on October 16, 2006. During this review, it was determined that the fair values used for the grants of our stock options in November 2006 did not have to be reassessed. This decision was determined mostly due to the proximity of the timing between the November 3, 2006 grant and the date of the contemporaneous valuation on October 16, 2007 and the size of the grants on November 6 and 15, 2006 consisting of options to purchase 8,000 and 11,500 shares, respectively. In addition, we had high expectations for our growth in customers, bookings and revenues for the fourth quarter of 2006 and, at the time of the grants during November 2006, our results were progressing as planned. It was not until later in November and early December 2006 that the picture of the fourth quarter became more clear and we realized that customers, bookings and revenues were going to experience significant growth. As such, it was determined that the fair value of our common stock used for the grant of our stock options as of December 7, 2006 should be reassessed to $3.00 per share due to the significant growth of our revenues that were occurring at the time of grant.

On July 13, 2007, we obtained another contemporaneous valuation from FSCG which we used in determining the fair value of our common stock as of July 18 and 19, 2007 due to the proximity of the valuation date to the grant dates. The valuation used a risk-adjusted discount of 20%, a non-marketability discount of 19% and an estimated time to a liquidity event between 1 and 3 months. The expected outcomes were weighted more toward an IPO (60-65%), with lower weights for remaining as a private company (15-20%) and a sale (15-25%), and with no weight given to a liquidation scenario (0%). This valuation indicated a fair value of $8.50 per share for our common stock. The increase in the fair value between the contemporaneous valuation performed on April 9, 2007 and the date of this contemporaneous valuation relates to the change in the weightings of the different probabilities even more toward the IPO and away from remaining as a private company, our continued growth in the number of our customers from 1,300 as of March 31, 2007 to 1,400 as of June 30, 2007, and the continued growth in our revenue during the second quarter of 2007.

On September 10, 2007, we obtained another contemporaneous valuation from FSCG which we used in determining the fair value of our common stock as of September 14 and October 3, 2007. The valuation used a risk-adjusted discount of 20%, a non-marketability discount of 19% and an estimated time to a liquidity event between 1 and 3 months. The expected outcomes were weighted significantly more toward an IPO (70-75%), with lower weights for remaining as a private company (5-15%) and a sale (15-20%), and with no weight given to a liquidation scenario (0%). This valuation indicated a fair value of $8.75 per share for our common stock.

Information regarding our stock option grants to our employees and non-employees along with the exercise price, which equals the originally assessed fair value of the underlying common stock, and the reassessed fair value of the underlying common stock for stock options issued during 2006 and through November 20, 2007 (the date of our initial public offering) is summarized as follows:

		Exercise Price
	Shares	and	Reassessed
	Subject to	Original Fair	Fair	Intrinsic
	Options	Value per	Value per	Value per
Grant Date	Granted	Common Share	Common Share	Common Share

May 17, 2006	1,643,500	$1.30	$1.30	$—
July 21, 2006	255,500	1.30	1.30	—
September 8, 2006	1,041,500	1.30	1.40	0.10
November 3, 2006	779,000	1.60	1.60	—
November 6, 2006	8,000	1.60	1.60	—
November 15, 2006	11,500	1.60	1.60	—
December 7, 2006	714,000	1.60	3.00	1.40
January 16, 2007(1)	251,500	1.60	3.60	2.00
April 19, 2007	1,042,400	4.95	4.95	—
July 18, 2007	1,521,100	8.50	8.50	—
July 19, 2007	2,124,100	8.50	8.50	—
September 14, 2007	1,841,700	8.75	8.75	—
October 3, 2007	280,000	8.75	8.75	—
October 31, 2007	602,000	9.00	9.00	—
November 17, 2007	131,300	9.00	9.00	—

(1)	In August 2007, we offered the employees who were granted stock options on January 16, 2007 the right to modify the exercise price of those stock options from the originally assessed fair value of $1.60 per share to the reassessed fair value of $3.60 per share and to receive additional stock options equal to 20% of those stock options. As a result, holders of an aggregate of 198,500 options to purchase common stock had their exercise price increased to $3.60 per share and received additional stock options on September 14, 2007.

We recorded stock-based compensation of $0.2 million, $0.8 million and $4.4 million during 2005, 2006 and 2007, respectively. In future periods, stock-based compensation expense is expected to increase as a result of our existing unrecognized stock-based compensation and as we issue additional equity-based awards to continue to attract and retain employees and non-employee directors. Additionally, SFAS No. 123(R) requires that we recognize compensation expense only for the portion of stock options that are expected to vest. If the actual rate of forfeitures differs from that estimated by management, we may be required to record adjustments to stock-based compensation expense in future periods. As of December 31, 2007, we had $18.3 million of unrecognized stock-based compensation costs related to stock options granted under our 2001 Stock Option Plan. The unrecognized compensation cost is expected to be recognized over an average period of 3.2 years.

Based on our closing price of $11.82 per share on December 31, 2007, the aggregate intrinsic values of vested and unvested options to purchase shares of our common stock outstanding as of December 31, 2007 was $37.7 million and $48.0 million, respectively.

Sales and Use Taxes

Historically, we have not collected sales and use taxes from our customers nor did we submit our sales and use taxes from the services that we provided to these customers to the appropriate authorities. Accordingly, we have established a reserve for these liabilities. A variety of factors could affect the liability, which factors include our estimated recovery of amounts from customers and any changes in relevant statutes in the various states in which we have done business. To the extent that the actual amount of our liabilities for sales and use taxes materially differs from the amount we have reserved on our consolidated balance sheet, our future results of operations and cash flows could be negatively affected. In the fourth quarter of 2007, we began assessing customers in certain states with sales and use taxes.

Allowance for Doubtful Accounts

Based on a review of the current status of our existing accounts receivable and historical collection experience, we have established an estimate of our allowance for doubtful accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided based on our collection history and current economic trends. As a result, if our actual collections are lower than expected, additional provisions for doubtful accounts may be needed and our future results of operations and cash flows could be negatively affected. Write-offs of accounts receivable and recoveries were insignificant during each of 2005, 2006 and 2007.

Results of Operations

The following table sets forth selected consolidated statements of operations data for the specified periods as a percentage of revenue for each of those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2007	2006	2005

Revenue	100%	100%	100%
Cost of revenue	42	44	59

Gross margin	58	56	41

Operating expenses:
Sales and marketing	112	99	127
Research and development	26	33	47
General and administrative	30	23	28

Total operating expenses	168	155	201

Loss from operations	(110)	(99)	(160)
Interest and other income (expense), net	(8)	1	—

Loss before provision for income taxes	(118)	(98)	(160)

Provision for income taxes	(1)	—	—

Net loss	(119)%	(98)%	(160)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Year Ended December 31, 2007, 2006 and 2005

Revenue

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenue	$63,350	$32,570	$13,028

2007 Compared to 2006.  Revenue increased $30.8 million, or 95%, from 2006 to 2007, primarily due to a $18.7 million increase in revenue from existing customers and a $12.1 million increase in new business. As of December 31, 2007, we had over 1,750 customers, as compared to 850 at December 31, 2006.

Revenue from customers in the United States accounted for $57.3 million or 90%, of revenue in 2007, compared to $30.3 million, or 93% of revenue, in 2006.

2006 Compared to 2005.  Revenue increased $19.5 million, or 150%, from 2005 to 2006, primarily due to a $12.2 million increase in new business and a $7.3 million increase in revenue from existing customers. As of December 31, 2006, we had 850 customers, as compared to 341 at December 31, 2005.

Revenue from customers in the United States accounted for $30.3 million, or 93%, of revenue in 2006, compared to $12.5 million, or 96%, of revenue in 2005.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenue	$63,350	$32,570	$13,028
Cost of revenue	26,341	14,401	7,635

Gross profit	$37,009	$18,169	$5,393

Gross margin	58%	56%	41%

2007 Compared to 2006.  Cost of revenue increased $11.9 million, or 83%, from 2006 to 2007, primarily due to increases of $7.1 million in employee-related costs, which includes $0.4 million of stock-based compensation expenses, due to increased professional services personnel, $2.1 million in outsourced professional services costs, $0.6 million in travel costs, $0.6 million in allocated overhead costs, $0.4 million in data center-related costs and $0.3 million in depreciation expense. The increase in both internal and external professional services costs was the result of growing our capacity to meet the growth in new customers and an increase in the number of customers with more complex configuration requirements. Gross margin increased from 56% for 2006 to 58% for 2007. This increase in gross margin was primarily due to increased revenue, increased renewals, which have lower cost of revenue as a percentage of revenue, and a larger customer base over which to spread fixed costs.

2006 Compared to 2005.  Cost of revenue increased $6.8 million, or 89%, from 2005 to 2006, primarily due to increases of $4.5 million in employee-related costs, $0.9 million in outsourced professional services costs, $0.5 million in data center-related costs and $0.4 million in allocated overhead costs, partially offset by $0.3 million for the completion in 2005 of the amortization of acquired technology. The increase in both internal and external professional services costs was the result of growing our capacity to meet the growth in new customers and an increase in the number of customers with more complex configuration requirements. Gross margin increased from 41% for 2005 to 56% for 2006. This increase in gross margin was primarily due to increased revenue, increased renewals, which have lower cost of revenue as a percentage of revenue, and a larger customer base over which to spread fixed costs.

Sales and Marketing

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Sales and marketing	$70,963	$32,317	$16,540
Percent of revenue	112%	99%	127%

2007 Compared to 2006.  Sales and marketing expenses increased $38.6 million, or 120%, from 2006 to 2007, primarily due to increases of $21.2 million in employee-related costs, which includes $1.9 million of stock-based compensation expenses, due to increased sales and marketing personnel, $7.5 million in sales commission expenses as a result of increased revenue, $4.1 million in marketing and promotional spending, $2.4 million in increased travel and related expenses, $1.4 million of facilities and related costs and $1.4 million in allocated overhead costs.

2006 Compared to 2005.  Sales and marketing expenses increased $15.8 million, or 95%, from 2005 to 2006, primarily due to increases of $8.6 million in employee-related costs due to increased sales and marketing personnel, $2.8 million in sales commission expenses as a result of increased revenue, $1.6 million in marketing and promotional spending, $0.8 million of professional and outside service costs, $0.7 million in allocated overhead costs, and $0.5 million in increased travel and related expenses.

Research and Development

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Research and development	$16,725	$10,622	$6,120
Percent of revenue	26%	33%	47%

2007 Compared to 2006.  Research and development expenses increased $6.1 million, or 57%, from 2006 to 2007, primarily due to an increase of $4.9 million in employee-related costs, which includes $0.4 million of stock-based compensation expenses, as we increased personnel in research and development to expand the functionality and localize our application suite into various languages, an increase of $0.8 million in outside services, and an increase of $0.3 million in allocated expenses.

2006 Compared to 2005.  Research and development expenses increased $4.5 million, or 74%, from 2005 to 2006, primarily due to an increase of $4.1 million in employee-related costs as we increased personnel in research and development to expand the functionality and localize our application suite into various languages.

General and Administrative

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

General and administrative	$19,091	$7,483	$3,624
Percent of revenue	30%	23%	28%

2007 Compared to 2006.  General and administrative expenses increased $11.6 million, or 155%, from 2006 to 2007, primarily due to an increase of $5.7 million in employee-related costs, which includes $0.9 million of stock-based compensation expenses, due to increased general and administrative personnel, and $5.2 million in professional and outside service costs. These increases were due to increased personnel and infrastructure and due to the incremental expenses of preparing to become a public company.

2006 Compared to 2005.  General and administrative expenses increased $3.9 million, or 106%, from 2005 to 2006, primarily due to an increase of $2.3 million in employee-related costs and $1.5 million in professional and outside service costs. These increases were due to increased personnel and infrastructure and due to the incremental expenses of preparing to become a public company.

Interest and Other Income (Expense), Net

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Interest income	$1,055	$637	$213
Interest expense	(3,692)	(458)	(123)
Other income (expense), net	(2,622)	70	(10)

Total	$(5,259)	$249	$80

Percent of revenue	(8)%	1%	—%

2007 Compared to 2006.  Interest income increased $0.4 million from 2006 to 2007 which was primarily due to higher cash balances in 2007 resulting from the proceeds from our initial public offering in the fourth quarter of 2007 and an advance of $10.0 million from our line of credit in both December 2006 and September 2007. We paid off the line of credit in full in November 2007. Interest expense increased $3.2 million from 2006 to 2007 primarily due to the advances on our line of credit. We had $2.2 million of costs related to warrant amortization, prepayment penalties and debt issuance costs and $0.9 million of interest expense related to our line of credit and another $0.5 million of interest related to sales and use taxes. Other income (expense), net in 2007 includes $2.5 million of adjustments to the fair value of our convertible preferred stock warrants, as compared to a credit of $54,000 in 2006, which were re-measured in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Upon completion of our initial public offering we made a final adjustment to the fair value of these warrants at which time all convertible preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

2006 Compared to 2005.  Interest income increased $0.4 million from 2005 to 2006 and interest expense increased $0.3 million from 2005 to 2006. The increase in interest income was primarily due to higher cash balances in 2006 resulting from $24.9 million in net proceeds from our May 2006 Series E convertible preferred stock financing. The increase in interest expense was due to interest expense and amortization expense related to a warrant issued to a lender in connection with the loan and security agreement we entered into in June 2006. Other income (expense), net in 2006 was primarily comprised of adjustments to the fair value of the preferred stock warrants, as described above.

Provision for Income Taxes

We have incurred operating losses in all periods to date and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for certain state taxes and foreign income taxes. As of December 31, 2007, we had net operating loss carryforwards for federal and state income tax purposes of approximately $110.3 million and $115.5 million, respectively. As of December 31, 2007, we also had federal and state research and development tax credit carryforwards of approximately $1.2 million and $1.0 million, respectively. Realization of deferred tax assets depends upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have offset all of our net deferred tax assets by a valuation allowance. If not utilized, our federal net operating loss and tax credit carryforwards will begin to expire in 2021, and our state net operating losses will begin to expire in 2013. Our state tax credit carryforwards will carry forward indefinitely if not utilized. The utilization of our net operating loss could be subject to substantial annual limitation as a result of certain future events, such as acquisition or other significant equity events, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

To date, substantially all of our operations have been financed through the sale of equity securities. Through December 31, 2007, we had received net cash proceeds of $149.9 million from the issuance of preferred and common stock, including net cash proceeds in connection with our initial public offering of common stock completed in the fourth quarter of 2007 of approximately $104.6 million, after deducting underwriting discounts and commissions and offering costs. As of December 31, 2007, we had $82.3 million of cash and cash equivalents and $8.5 million of marketable securities. As of December 31, 2007, we had working capital of $25.9 million, while at December 31, 2006, we had a working capital deficiency of $5.1 million; working capital included $84.6 million and $42.0 million of deferred revenue at December 31, 2007 and 2006, respectively, within current liabilities. Restricted cash, consisting of letters of credit for our credit cards and facility lease agreements, is included in long-term assets, and was $1.0 million and $0.9 million at December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, we had an accumulated deficit of $141.3 million.

In June 2006, we entered into a loan and security agreement with a lender. Under the terms of the agreement, the lender committed to lend us up to $20.0 million at an interest rate equal to the annual prime rate plus 0.25% per annum, subject to adjustment. The line of credit plus accrued interest had a maturity date of June 1, 2010 and was secured by all of our assets other than our intellectual property. The line of credit was subject to a repayment fee of 1.5% of the outstanding principal and accrued interest if the loan was prepaid prior to May 31, 2008. The line of credit was terminated as we repaid the entire amount of the line of credit, including accrued interest and prepayment penalties, upon completion of our initial public offering in November 2007.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net cash used in operating activities	$(28,468)	$(13,811)	$(5,945)
Net cash used in investing activities	(14,018)	(2,741)	(1,365)
Net cash provided by financing activities	98,541	35,013	8,360

Net Cash Used in Operating Activities

Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, increases in the number of customers using our application suite and the amount and timing of customer payments. Cash used in operating activities has historically resulted from losses from operations, the add back of non-cash expense items such as depreciation and amortization of fixed assets, amortization of deferred commissions, and expense associated with stock-based compensation awards, and changes in working capital accounts.

We used $28.5 million of cash in operating activities during 2007. The cash usage was primarily from a net loss of $75.5 million due primarily to the significant investments we incurred to grow our business, adjusted for $6.6 million of non-cash depreciation, amortization and stock-based compensation expenses, a $4.1 million non-cash expense for the amortization of deferred commissions, a $2.5 million charge associated with the increase to the fair value of our convertible preferred stock warrants and $1.9 million of amortization of debt issuance costs. During 2007, we experienced significant increases in accounts receivable, deferred commissions, deferred revenue and accrued employee compensation as a result of the growth in our business. The increase in our deferred revenue of $48.7 million contributed to cash provided by operating activities, although this was partially offset by a $10.0 million increase in deferred commissions. The increase in accounts receivable used cash of $19.3 million while the increase in accrued employee compensation related to the expansion of our work force provided $6.7 million to partially offset the increase in accounts receivable. Increases in accrued expenses and accounts payable related to increased operating costs and our better utilization of payment terms contributed $6.0 million to cash.

We used $13.8 million of cash in operating activities during 2006. The cash usage was primarily from a net loss of $32.0 million, adjusted for $1.7 million of non-cash depreciation, amortization and stock-based compensation expenses and a $2.0 million non-cash expense for the amortization of deferred commissions related to the increase in deferred commissions. During 2006, we experienced significant increases in accounts receivable, deferred commissions, deferred revenue and accrued employee compensation as a result of the growth in our business. The increase in our deferred revenue of $27.1 million contributed to cash provided by operating activities, although partially offset by a $5.3 million increase in deferred commissions. The increase in accounts receivable related to our increase in customers used cash of $13.4 million while the increase in accrued employee compensation related to the expansion of our work force provided $5.0 million to partially offset the increase in accounts receivable. Cash used in operating activities was also positively impacted by a $1.2 million increase in other liabilities related to a convertible preferred stock warrant and the related liability, although this amount was fully offset by a $1.2 million decrease in other assets related to the debt issuance cost for this warrant.

We used $5.9 million of cash in operating activities during 2005. The cash usage was primarily from a net loss of $20.8 million, adjusted for $0.9 million of non-cash depreciation, amortization and stock-based compensation expenses and a $1.0 million non-cash expense for the amortization of deferred commissions related to the increase in deferred commissions. During 2005, we also experienced significant increases in accounts receivable, deferred commissions, deferred revenue and accrued employee compensation due to the growth in our business. The increase in our deferred revenue of $14.4 million contributed to cash, although partially offset by a $2.8 million increase in deferred commissions. The increase in accounts receivable related to our increase in customers used cash of $3.3 million, while the increase in accrued employee compensation related to the expansion of our work force provided $3.9 million to more than offset the increase in accounts receivable.

Net Cash Used in Investing Activities

Historically, our primary investing activities have consisted of capital expenditures associated with our data centers and computer equipment and furniture and fixtures in support of expanding our infrastructure and work force as well as restricted cash related to leased space and credit cards. During 2007, we also had purchases and sales of available-for-sale securities. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

We used $14.0 million of cash in investing activities during 2007. This use of cash primarily resulted from $11.2 million of purchases of available-for-sale securities, partially offset by $2.7 million in sales of available-for-sale securities, and $5.5 million in capital expenditures related to purchases of additional equipment for our expanding infrastructure and work force.

During 2005 and 2006, we used $1.4 million and $2.7 million in cash for investing activities, respectively. Of the cash used for investing activities, a significant majority, or $1.2 million and $2.1 million, was used for capital expenditures during 2005 and 2006, respectively. Other uses of cash for investing activities related to restricted cash for leased space and credit cards during these years.

Net Cash Provided by Financing Activities

In the fourth quarter of 2007, we completed our initial public offering issuing 11,618,500 shares of common stock and had net proceeds of approximately $104.6 million, after deducting underwriting discounts and commissions and offering costs. Historically, we had principally funded our operations through issuances of convertible preferred stock, with aggregate net proceeds of $33.3 million during the two years ended December 31, 2006. During 2006, we had entered into a loan and security agreement for a line of credit to borrow up to $20.0 million. We borrowed $10.0 million under this agreement in September 2007. We re-paid the entire principal amount of $20.0 million plus interest and prepayment penalties of $1.3 million upon completion of our initial public offering. We also generated an additional $5.2 million in proceeds received from the exercise of stock options including $4.7 million from the early exercise of stock options.

During 2006, we generated $35.0 million of cash from financing activities, primarily due to $24.9 million of net proceeds from the sale of our Series E convertible preferred stock and $10.0 million of proceeds from borrowings under our loan and security agreement. During 2005, we generated approximately $8.4 million of cash from financing activities, primarily due to $8.4 million of net proceeds from the sale of our Series D convertible preferred stock.

Capital Resources

We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 24 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our application suite. Our capital expenditures in 2008 are expected to grow in line with business activities. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

We do not have any special purpose entities and, other than operating leases for office space and computer equipment which are described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations

Our principal commitments consist of obligations under leases for our office space, computer equipment and furniture and fixtures; and contractual commitments for hosting and other support services. The following table summarizes our contractual obligations as of December 31, 2007:

	Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Capital lease obligations	$90	$34	$56	$—	$—
Operating lease obligations	5,782	2,209	2,889	684	—
Contractual commitments	494	397	97	—	—

Total	$6,366	$2,640	$3,042	$684	$—

Also, as discussed in Note No. 9 of the Notes to Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” At December 31, 2007, we had unrecognized tax benefits of $1.1 million and an accrual for the payment of related interest totaling $19,000. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted; in November, 2007, the FASB agreed to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Generally, the provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (SFAS 159), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS No. 141R), Business Combination and SFAS No. 160 (SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 will be effective beginning in the first quarter of fiscal 2009. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009 and the adoption of SFAS No. 160 will not impact our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2007 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $82.3 million and marketable securities of $8.5 million as of December 31, 2007, respectively. These amounts were held primarily in cash, money market funds, commercial paper or government agencies, which are short-term in nature. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had changed by 5% in 2007, our interest income would not have been materially affected.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not have any cash invested in auction rate securities. We do not use derivative financial instruments for speculative or trading purposes, however, this does not preclude our adoption of specific hedging strategies in the future.

Item 8.	Financial Statements and Supplementary Data

Please refer to Item 15 — Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are not yet subject to Section 404 of the Sarbanes-Oxley Act which, when applicable, will require us to include Management’s Annual Report on Internal Control Over Financial Reporting and an Attestation Report of our Independent Registered Public Accounting Firm in our Annual Report on Form 10-K. Under the applicable rules of the Securities and Exchange Commission, or SEC, Section 404 will not apply to us until the due date of our annual report for the year ending December 31, 2008.

As of December 31, 2007, an evaluation was performed by management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15-d and 15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO have concluded that, as of the end of the fiscal year covered by this annual report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated below, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

As disclosed in our Registration Statement on Form S-1 dated November 20, 2007, our independent registered public accounting firm noted several material weaknesses in connection with the audit of our consolidated financial statements for each of the three years ended in the period ended December 31, 2005 and noted a material weakness and two significant deficiencies in our internal controls over financial reporting in connection with the audit of our consolidated financial statements for the year ended December 31, 2006. A material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our consolidated financial statements for each of the three years in the period ended December 31, 2005, our independent registered public accounting firm noted in its report dated April 19, 2007 to our audit committee that we had material weaknesses relating to revenue recognition, stock-based compensation, deferred commissions and accrued liabilities as follows:

•	we did not have sufficient internal controls to properly evaluate certain non-standard terms in our assessment of revenue recognition for some contractual agreements with provisions for the right to terminate for convenience and certain rights to take possession of our software;

•	we did not have sufficient internal controls to properly assess the accounting for stock options exercised via notes receivable;

•	we did not have a sufficient internal process to properly record deferred commissions and the related amortization; and

•	we did not have sufficient internal controls to mitigate cut-off errors in accrued liabilities.

These material weaknesses resulted in the recording of over 100 audit adjustments over the three year period ended December 31, 2005. Our independent registered public accounting firm also noted our lack of formal accounting policies in certain areas and process narratives for significant processes, as well as a lack of segregation of duties within our finance and accounting department.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, our independent registered public accounting firm noted a material weakness in its report dated July 19, 2007 to our audit committee relating to an insufficient number of permanent and adequately-experienced accounting staff, resulting in challenges to report timely and accurate financial statements in conformity with accounting principles generally accepted in the United States. This material weakness encompassed the four process-level material weaknesses noted by our independent registered public accounting firm in connection with the audit of each of the three years in the period ended December 31, 2005 and was also a result of not having sufficient internal controls to properly assess the accounting for our convertible preferred stock warrant liability; not having sufficient internal controls to properly identify and account for terms for leasehold improvements funded by the landlord included in our facility lease agreements; not having a process to identify potential oral or written side agreements with our customers; and not implementing internal controls to mitigate cut-off errors in accrued liabilities.

In addition, our independent registered public accounting firm noted two significant deficiencies in our internal controls over financial reporting relating to a lack of formal accounting policies in certain areas and process narratives for significant processes, as well as a lack of segregation of duties within our finance and accounting department.

Since the date of our independent registered public accounting firm’s reports on our consolidated financial statements through December 31, 2006 and through the date of this Annual Report on Form 10-K, we have taken steps intended to remediate these material weaknesses and significant deficiencies, primarily through the hiring of a number of accounting and finance personnel with technical accounting and financial reporting experience. Our new hires in the finance and accounting department include a new corporate controller, a tax director, a revenue controller and a vice president of financial planning and analysis. Additionally, we have started to document all of our critical accounting policies as well as document process narratives. We have performed additional review procedures in areas subject to audit adjustments in prior periods and have identified key controls for our significant processes. Management has completed an evaluation of the effectiveness of these additional controls and has concluded that the material weaknesses described above had been remedied as of December 31, 2007 and no longer existed as of that date.

We expect to incur some incremental costs associated with this remediation, primarily due to the hiring of additional accounting and finance personnel. If we fail to enhance our internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results accurately and prevent fraud.

Furthermore, SEC rules require that, as a publicly-traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. In addition, commencing with our year ending December 31, 2008, we must perform system and process evaluations and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies recur.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders, which we expect to file on or before April 28, 2008.

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct and Ethics is available on the investor relations our website at www.successfactors.com under “Corporate Governance.”

Item 11.	Executive Compensation

The information required by this item will be set forth under “Executive Compensation and Related Information” in our Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Information for Plans or Individual Arrangements with Employees and Non-Employees” in our Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement for our 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SuccessFactors, Inc.

We have audited the accompanying consolidated balance sheets of SuccessFactors, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuccessFactors, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, SuccessFactors, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007.

/s/  Ernst & Young LLP

San Francisco, California
February 28, 2008

SUCCESSFACTORS, INC.

Consolidated Balance Sheets

	As of December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$82,274	$26,172
Marketable securities	8,513	—
Accounts receivable, net of allowance for doubtful accounts of $481 and $98	42,072	22,804
Deferred commissions	4,199	2,532
Prepaid expenses and other current assets	2,347	1,038

Total current assets	139,405	52,546
Restricted cash	964	934
Property and equipment, net	6,532	3,082
Deferred commissions, net of current portion	7,343	3,115
Other assets	300	1,067

Total assets	$154,544	$60,744

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$3,595	$1,608
Accrued expenses and other current liabilities	7,016	2,400
Accrued employee compensation	18,265	11,566
Deferred revenue	84,624	42,023
Current portion of capital lease obligations	34	36

Total current liabilities	113,534	57,633
Capital lease obligations, net of current portion	56	90
Long-term debt	—	9,711
Deferred revenue, net of current portion	16,386	10,331
Convertible preferred stock warrant liability	—	1,496
Other long-term liabilities	4,625	289

Total liabilities	134,601	79,550
Commitments and contingencies
Convertible preferred stock, $0.001 par value, issuable in series; none and 33,143 shares authorized as of December 31, 2007 and 2006, respectively; none and 32,546 shares issued and outstanding as of December 31, 2007 and 2006, respectively	—	45,289
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000 and 50,400 shares authorized as of December 31, 2007 and 2006, respectively; 51,350 and 2,792 shares issued and outstanding (excluding 679 and 2,916 legally issued and outstanding) as of December 31, 2007 and 2006, respectively	51	6
Additional paid-in capital	161,150	1,758
Notes receivable from stockholders	—	(9)
Accumulated other comprehensive income	55	9
Accumulated deficit	(141,313)	(65,859)

Total stockholders’ equity (deficit)	19,943	(64,095)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$154,544	$60,744

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue	$63,350	$32,570	$13,028
Cost of revenue(1)	26,341	14,401	7,635

Gross profit	37,009	18,169	5,393

Operating expenses:(1)
Sales and marketing	70,963	32,317	16,540
Research and development	16,725	10,622	6,120
General and administrative	19,091	7,483	3,624

Total operating expenses	106,779	50,422	26,284

Loss from operations	(69,770)	(32,253)	(20,891)
Interest income	1,055	637	213
Interest expense	(3,692)	(458)	(123)
Other income (expense)	(2,622)	70	(10)

Loss before provision for income taxes	(75,029)	(32,004)	(20,811)
Provision for income taxes	(425)	(42)	(9)

Net loss	$(75,454)	$(32,046)	$(20,820)

Net loss per common share, basic and diluted	$(8.35)	$(13.39)	$(14.29)

Shares used in computing net loss per common share, basic and diluted	9,036	2,393	1,457

(1)	Amounts include stock-based compensation expenses in accordance with SFAS 123(R) as follows:

	Year Ended December 31,
	2007	2006	2005

Cost of revenue	$448	$94	$22
Sales and marketing	2,269	351	129
Research and development	512	77	26
General and administrative	1,189	295	34

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Consolidated Statements of Convertible Preferred
Stock and Stockholders’ Equity (Deficit)

						Notes	Accumulated		Total
	Convertible				Additional	Receivable	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	from	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Income	Deficit	(Deficit)
	(In thousands)
Balances at December 31, 2004	22,819	$11,941	1,163	$4	$466	$(8)	$—	$(12,993)	$(12,531)
Issuance of common stock upon exercise of stock options	—	—	522	—	51	—	—	—	51
Issuance of convertible preferred stock, net of issuance costs of $58	4,524	8,442	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	211	—	—	—	211
Net loss and comprehensive loss	—	—	—	—	—	—	—	(20,820)	(20,820)

Balances at December 31, 2005	27,343	20,383	1,685	4	728	(8)	—	(33,813)	(33,089)
Issuance of common stock upon exercise of stock options	—	—	761	1	143	—	—	—	144
Issuance of common stock upon exercise of warrant	—	—	346	1	69	—	—	—	70
Issuance of convertible preferred stock, net of issuance costs of $94	5,203	24,906	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	817	—	—	—	817
Amounts related to notes receivable from stockholders	—	—	—	—	1	(1)	—	—	—
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	(32,046)	(32,046)

Comprehensive loss	—	—	—	—	—	—	—	—	(32,037)

Balances at December 31, 2006	32,546	45,289	2,792	6	1,758	(9)	9	(65,859)	(64,095)
Issuance of common stock upon exercise of stock options	—	—	1,242	1	412	—	—	—	413
Issuance of convertible preferred stock upon exercise of preferred stock warrant	4	20	—	—	25	—	—	—	25
Stock-based compensation	—	—	—	—	4,418	—	—	—	4,418
Conversion of convertible preferred stock into common stock	(32,550)	(45,309)	32,550	32	45,277	—	—	—	45,309
Conversion of preferred stock warrant liability into additional paid-in capital	—	—	—	—	4,534	—	—	—	4,534
Issuance of common stock in connection with initial public offering, net of issuance costs incurred	—	—	11,619	12	104,045	—	—	—	104,057
Repayment of notes receivable from stockholder	—	—	2,916	—	134	9	—	—	143
Vesting of stock option shares exercised early	—	—	231	—	547	—	—	—	547
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	37	—	37
Unrealized gain on marketable securities	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	(75,454)	(75,454)

Comprehensive loss	—	—	—	—	—	—	—	—	(75,408)

Balances at December 31, 2007	—	$—	51,350	$51	$161,150	$—	$55	$(141,313)	$19,943

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(75,454)	$(32,046)	$(20,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,173	868	432
Loss on retirement and write-off of fixed assets	156	—	6
Amortization of deferred commissions	4,063	2,042	1,019
Stock-based compensation expenses	4,418	817	211
Amortization of debt issuance costs	1,916	177	—
Adjustment to fair value of convertible preferred stock warrants	2,510	(54)	—
Issuance of preferred stock warrants in connection with executive search	—	13	—
Amortization of acquired intangibles	—	—	262
Changes in assets and liabilities:
Accounts receivable	(19,268)	(13,372)	(3,272)
Deferred commissions	(9,958)	(5,295)	(2,821)
Prepaid expenses and other current assets	(1,309)	(554)	(227)
Other assets	(296)	(1,241)	1
Accounts payable	1,791	805	498
Accrued expenses and other current liabilities	4,165	675	482
Accrued employee compensation	6,699	4,964	3,913
Other liabilities	1,270	1,248	—
Deferred revenue	48,656	27,142	14,371

Net cash used in operating activities	(28,468)	(13,811)	(5,945)

Cash flows from investing activities:
Restricted cash	(30)	(639)	(168)
Capital expenditures	(5,475)	(2,102)	(1,197)
Purchase of available-for-sale securities	(11,218)	—	—
Sale of available-for-sale securities	2,705	—	—

Net cash used in investing activities	(14,018)	(2,741)	(1,365)

Cash flows from financing activities:
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	24,906	8,442
Proceeds from exercise of stock options	553	144	51
Proceeds from early exercise of stock options, net	4,674	—	—
Proceeds from exercise of common stock warrants	—	70	—
Proceeds from exercise of preferred stock warrants	20	—	—
Proceeds from initial public offering, net of offering costs	104,602	—	—
Proceeds from advance on line of credit	10,000	10,000	—
Repayment of line of credit	(21,272)	—	—
Principal payments on capital lease obligations	(36)	(107)	(133)

Net cash provided by financing activities	98,541	35,013	8,360

Effect of exchange rate changes on cash and cash equivalents	47	9	—

Net increase in cash and cash equivalents	56,102	18,470	1,050
Cash and cash equivalents at beginning of year	26,172	7,702	6,652

Cash and cash equivalents at end of year	$82,274	$26,172	$7,702

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$946	$14	$17
Income taxes	4	1	—
Noncash financing and investing activities:
Assets acquired under capital lease	$—	$—	$134

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements

1.	Organization and Significant Accounting Policies

Organization

Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand performance and talent management software that enable organizations to optimize the performance of their people to drive business results. The Company’s application suite includes the following modules and capabilities; Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in Europe and Asia.

Initial Public Offering

In November 2007, the Company completed its initial public offering (IPO) of common stock in which it sold 11,618,500 shares of its common stock, including 1,618,500 shares sold pursuant to the underwriters’ full exercise of their over-allotment option at an initial public offering price of $10.00 per share. The Company raised a total of $116.2 million from the IPO, or $104.6 million in net proceeds after deducting underwriting discounts and commissions of $8.3 million and other offering expenses of $3.8 million. At December 31, 2007, approximately $545,000 of these offering expenses remained accrued on the accompanying consolidated balance sheet. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred stock was converted into 32,550,241 shares of common stock. In addition, the convertible preferred stock warrant liability of $4.5 million was reclassified to additional paid-in capital.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including those related to revenue recognition, recoverability of accounts receivable, collectability of sales tax from customers and the fair market value of stock options, including forfeiture estimates. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has determined that it has a single reporting segment and operating unit structure, specifically the provision of on-demand software and associated services for employee performance and talent management.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

Revenue consists of subscription fees for the Company’s on-demand software and the provision of other services. The Company’s customers do not have the contractual right to take possession of software in substantially all of the transactions. Instead, the software is delivered on an on-demand basis from the Company’s hosting facility. Therefore, these arrangements are treated as service agreements and the Company follows the provisions of Securities and Exchange Commission Staff (SEC) Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position 97-2 (SOP 97-2) to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company commences revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the subscription or services have been delivered to the customer;

•	the collection of related fees is reasonably assured; and

•	the amount of related fees is fixed or determinable.

Signed agreements are used as evidence of an arrangement. The Company assesses cash collectability based on a number of factors such as past collection history with the customer. If the Company determines that collectability is not reasonably assured, the Company defers the revenue until collectability becomes reasonably assured, generally upon receipt of cash. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company’s arrangements are noncancelable, though customers typically have the right to terminate their agreement if the Company fails to perform.

The Company’s other services include configuration assistance, including installation and training related to the application suite. These other services are generally sold in conjunction with the Company’s subscriptions. In applying the provisions of EITF Issue No. 00-21, the Company has determined that it does not have objective and reliable evidence of fair value for each element of its arrangements. As a result, these other services are not accounted for separately from the Company’s subscriptions. As these other services do not qualify for separate accounting, the Company recognizes the other services revenue together with the subscription fees ratably over the noncancelable term of the subscription agreement, generally one to three years although terms can extend to as long as five years, commencing on the later of the start date specified in the subscription arrangement, the “initial access date” of the customers’ instance in the Company’s production environment or when all of the revenue recognition criteria have been met. The Company considers delivery to have occurred on the initial access date, which is the point in time that a customer is provided access to use the Company’s on-demand application suite. In the infrequent circumstance in which a customer of the Company has the contractual right to take possession of the software, the Company has applied the provisions noted in EITF Issue No. 00-3 and determined that the customers would incur a significant penalty to take possession of the software. Therefore, these agreements have been accounted for as service contracts outside the scope of SOP 97-2.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription and other services described above and is recognized when all of the revenue recognition criteria are met. For subscription arrangements with terms of over one year, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, noncancelable subscription agreements. The Company’s other services, such as configuration assistance, are generally sold in conjunction with the subscriptions. The Company recognizes revenue from these other services, together with the subscriptions, ratably over the noncancelable term of the subscription

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

agreement which can extend to as long as five years. The portion of deferred revenue that the Company anticipates will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting the Company’s application suite, compensation and related expenses for data center and professional services staff, payments to outside service providers, data center and networking expenses and allocated overhead and depreciation expenses. Allocated overhead includes rent, information technology costs and employee benefits costs and is apportioned to all departments based on relative headcount.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with noncancelable subscription agreements and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, typically one to three years, with some agreements having durations of up to five years. The deferred commission amounts are recoverable from the future revenue streams under the noncancelable subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the noncancelable subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2007, the Company capitalized $10.0 million of deferred commissions and amortized $4.1 million to sales and marketing expense. As of December 31, 2007, deferred commissions on the Company’s consolidated balance sheet totaled $11.5 million.

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of expenses for research and development staff, the cost of certain third-party service providers and allocated overhead.

Software Development Costs

The Company follows the guidance set forth in Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1), in accounting for costs incurred in the development of its on-demand application suite. SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life. Due to the Company’s delivery of product releases on a monthly basis, there have been no material qualifying costs incurred during the application development stage in any of the periods presented.

Convertible Preferred Stock Warrants

Freestanding warrants related to shares that are redeemable were accounted for in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). Under SFAS 150, the freestanding warrants that are related to the Company’s convertible preferred stock are classified as liabilities on the Company’s consolidated balance sheet. The convertible preferred stock warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense). All convertible preferred stock warrants were converted into warrants to

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

purchase common stock in conjunction with the closing of the Company’s IPO in November 2007, and, accordingly, the liability was reclassified to additional paid-in capital as of December 31, 2007.

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive (loss) income includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments, net of tax, are included in accumulated other comprehensive income (loss). Comprehensive income (loss) has been reflected in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

Compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is not probable that an uncertain tax position will be sustained upon examination by a taxing authority. These estimates are subject to change. See Note 9 for a discussion of the effect of the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). In accordance with SFAS 115, available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity (deficit). Fair value is determined based on quoted market rates. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income (expense). Interest on securities classified as available-for-sale is included as a component of interest income. As these securities are considered by the Company as available to support current operations, these securities have been classified as current assets on the consolidated balance sheets in accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted Cash

The Company’s restricted cash balances at December 31, 2007 and 2006 were as follows (in thousands):

	As of
	December 31,
	2007	2006

Certificates of deposit and guarantees in connection with corporate leases	$640	$421
Certificate of deposit in connection with telephone system lease	150	150
Employee funds withheld for Section 125 benefits	67	56
Credit card deposits	107	307

	$964	$934

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate their respective fair values due to their relatively short period of time to maturity. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of debt and capital lease obligations approximate their respective fair value.

Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable and historical collection experience. The allowance for doubtful accounts increased by $383,000 in the year ended December 31, 2007 and $52,000 in the year ended December 31, 2006. Write-offs of accounts receivable and recoveries were insignificant during each of the years ended December 31, 2007 and 2006.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, by comparing the projected undiscounted net cash flows associated with the related asset, or group of assets, over the remaining lives against their respective carrying amounts. Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amounts of these assets may not be recoverable. If this review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of these assets is reduced to its fair value.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption would result in increased depreciation and amortization expense in the period when those determinations are made, as well as in subsequent periods.

Leases

The Company leases office space and equipment under noncancelable operating and capital leases. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid.

Under certain leases, the Company also received allowances for leasehold improvements. These allowances are lease incentives, which have been recognized as a liability and are being amortized on a straight-line basis over the term of the lease as a component of minimum rental expense. The leasehold improvements are included in property and equipment and are being amortized over the shorter of the respective estimated useful lives of the improvements or the lease term.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Equipment under capital leases and leasehold improvements are amortized over their respective estimated useful lives or the remaining lease term, whichever is shorter.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on that sale or retirement is reflected in other income (expense).

Warranties and Indemnification

The Company’s on-demand application suite is generally warranted to perform in a manner consistent with industry standards and materially in accordance with the Company’s on-line help documentation under normal use and circumstances.

Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its services infringe a third party’s intellectual property rights or a breach by the Company of its confidentiality obligations harms a third party. To date, the Company has not incurred any material costs as a result of those indemnifications and has not accrued any liabilities related to these obligations in the accompanying consolidated financial statements.

The Company has entered into service level agreements with a majority of its customers warranting defined levels of uptime reliability and performance and permitting those customers to receive service credits or discounted future services, or to terminate their agreements in the event that the Company fails to meet those levels. To date, the Company has not experienced any significant failures to meet defined levels of reliability and performance as a result of those agreements and, accordingly, has not accrued any liabilities related to these agreements in the accompanying consolidated financial statements.

Concentrations of Credit Risk and Significant Customers and Suppliers

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash and accounts receivable. The Company maintains an allowance for doubtful accounts. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company does not require its customers to provide collateral. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. No customer represented more than 10% of revenue in any of the three years in the period ended December 31, 2007.

Prior to 2006, the Company had operations only in the United States. In 2006 and 2007, the Company established subsidiaries in Denmark, United Kingdom, France, Germany, Australia, Hong Kong, Korea, Italy, Singapore, Australia, Switzerland and the Philippines. Long-lived assets at these subsidiaries were not significant as of December 31, 2007 or December 31, 2006. Revenue by geographic region, based on billing address of the customer, was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Americas	$58,934	$31,372	$12,819
Europe	2,940	912	136
Asia Pacific	1,476	286	73

	$63,350	$32,570	$13,028

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company’s revenue from customers based in the United States was $57.3 million, $30.3 million and $12.5 million for the years ended December 31, 2007, 2006 and 2005 and these amounts are included in the Americas line in the table above.

The Company’s cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Certain operating cash accounts may exceed the FDIC limits.

The Company serves its customers and users from three hosting facilities, one located in New Jersey and two in Europe. The Company has internal procedures to restore services in the event of disasters at its current hosting facilities. Even with these procedures for disaster recovery in place, the Company’s service could be significantly interrupted during the implementation of the procedures to restore services.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity (deficit). Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. Foreign currency transaction gains and losses are included in net loss and have not been material during any of the periods presented. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the respective exchange rates in effect on the consolidated balance sheet dates.

Advertising Expenses

Advertising is expensed as incurred as a component of sales and marketing expenses on the consolidated statement of operations. Advertising expense was $4.7 million, $2.3 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Accounting for Stock-Based Compensation

The Company adopted, retroactively to inception, SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be measured based on the fair value of the stock options on the grant date and recognized in the Company’s consolidated statement of operations over the period during which the recipient is required to perform service in exchange for the stock options (generally over the vesting period of the options). In accordance with SFAS No. 123(R), the Company uses the Black-Scholes pricing model to determine the fair values of the stock options on the grant dates. The Company amortizes the fair values of share-based payments on a straight-line basis.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted; in November, 2007, the FASB agreed to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Generally, the provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. The Company is currently evaluating the effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (SFAS 159), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS No. 141R), Business Combinations and SFAS No. 160 (SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 will be effective for the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009 and the adoption of SFAS No. 160 is not expected to impact the Company’s consolidated financial statements.

2.	Balance Sheet Accounts

Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consisted of (in thousands):

	As of December 31,
	2007	2006

Computers, equipment and software	$5,829	$3,246
Furniture and fixtures	1,563	377
Vehicles	396	170
Leasehold improvements	2,436	839

	10,224	4,632
Less accumulated depreciation and amortization	(3,692)	(1,550)

	$6,532	$3,082

Depreciation and amortization expense totaled $2.2 million, $868,000 and $432,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation and amortization expense for the year ended December 31, 2005 includes $4,000 related to the retirement of certain equipment. No equipment was retired during the years ended December 31, 2007 and December 31, 2006.

Property and equipment as of December 31, 2007 and 2006 included a total of $306,000 of equipment acquired under capital lease agreements. Accumulated amortization relating to equipment under capital leases totaled $272,000 and $194,000 as of December 31, 2007 and 2006, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities as of December 31, 2007, consists of the following (in thousands):

	As of December 31, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$2,904	$—	$—	$2,904
Cash equivalents:
Money market funds	39,220	—	—	39,220
Commercial paper	10,276	—	—	10,276
U.S. government notes and bonds	29,865	9		29,874

Total cash equivalents	79,361	9	—	79,370

Total cash and cash equivalents	82,265	9	—	82,274
Marketable securities:
U.S. government notes and bonds	8,513	—	—	8,513

Total marketable securities	8,513	—	—	8,513

Total cash, cash equivalents, and marketable securities	$90,778	$9	$—	$90,787

The Company did not have any marketable securities as of December 31, 2006. The Company did not realize any significant gains or losses during the years ended December 31, 2007, 2006 and 2005. All of the Company’s marketable securities as of December 31, 2007 mature within one year.

Other Assets

Other assets as of December 31, 2007 and 2006 consisted of (in thousands):

	As of December 31,
	2007	2006

Debt issuance costs	$—	$1,063
Long-term prepaid expenses	195	—
Long-term deposits	105	4

	$300	$1,067

During 2007, the Company was amortizing the debt issuance cost ratably over the expected term of the loan. In November 2007, the entire amount of the loan was repaid, consequently, the Company amortized the entire remaining balance of the debt issuance cost to interest expense.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2007 and 2006 consisted of (in thousands):

	As of December 31,
	2007	2006

Accrued royalties	$238	$170
Accrued partner referral fees	189	118
Accrued other liabilities	2,930	278
Accrued taxes payable	613	189
Deferred rent	246	117
Sales and use taxes	2,800	1,528

	$7,016	$2,400

Based on the services provided to customers in certain states, and research of the applicable statutes, regulations and rulings, the Company determined that it is both probable and estimable that the Company owes sales and use tax in various states and local jurisdictions. Historically, the Company did not collect sales and use taxes from its customers and, accordingly, has provided for these amounts as well as any applicable penalties and interest, net of any reasonably estimable amounts that are considered recoverable from customers. During the fourth quarter of 2007, the Company began assessing sales and use taxes on its customers in certain states.

Accrued employee compensation as of December 31, 2007 and 2006 consisted of (in thousands):

	As of December 31,
	2007	2006

Accrued bonus payable	$7,231	$5,592
Accrued commission payable	7,249	4,397
All other accrued employee compensation payable	3,785	1,577

	$18,265	$11,566

3.	Commitments and Contingencies

Lease Commitments

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through September 2012. In 2007 and 2006, the Company established wholly-owned subsidiaries in Australia, United Kingdom, Denmark, France, Germany, Hong Kong, Korea, Italy and Singapore. In connection with the establishment of these subsidiaries, the Company entered into lease agreements for office space in certain of these countries.

In August 2006, the Company entered into a three-year lease agreement for its corporate headquarters in San Mateo, California and in January 2007 it began occupancy. In connection with the move to the new headquarters, the Company sublet a portion of its previously occupied corporate headquarters starting in February 2007. In September 2007, the Company entered into a three-year lease agreement for a sales office in San Francisco, California and began occupancy in November 2007.

The Company has entered into various capital lease arrangements to obtain equipment for its operations. These agreements are typically for two to five years with interest rates ranging from 5.3% to 10.8% per year. The leases are secured by the underlying equipment.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, future minimum lease payments under noncancelable operating and capital leases were as follows (in thousands):

	Capital	Operating
Year Ending December 31:	Leases	Leases

2008	$39	$2,209
2009	39	1,951
2010	20	938
2011	—	387
2012	—	297
Thereafter	—	—

Total minimum lease payments	98	$5,782

Less: amount representing interest	8

Present value of capital lease obligations	90
Less: current portion	34

Capital lease obligations, net of current portion	$56

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1,837,000, $627,000, and $404,000, respectively. Sublease income for 2007 was $103,000. In the table above, operating leases are shown net of sublease income to be received of $118,000 and $26,000 in the years ending December 31, 2008 and 2009, respectively.

Legal Proceedings

The Company is involved in various legal proceedings arising from the normal course of its business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s results of operations, cash flows or financial position in a future period.

4.	Debt

On June 7, 2006, the Company entered into a loan and security agreement with a lender that provided the Company a line of credit to borrow up to $20.0 million. Under terms of the agreement, the loan commitment by the lender expired if the Company failed to borrow the entire commitment amount by December 31, 2007 and expired upon the Company’s initial public offering. To calculate the interest on the loan as of December 31, 2006, the Company used the interest rate of the prime rate plus 0.25% as noted in the loan agreement, or 8.5%. The loan plus accrued interest had a maturity date of June 1, 2010 and was secured by substantially all of the assets of the Company. The agreement restricted the Company’s ability to pay dividends. The Company was subject to a prepayment fee in the amount of 1.5% of the outstanding principal and accrued interest being prepaid if the prepayment is made after May 31, 2007 but before May 31, 2008. The Company was in compliance with all covenants as of December 31, 2006 and throughout 2007. The Company repaid the entire amount of the loan, which included $20.0 million of principal and $1.3 million of accrued interest and prepayment penalties, upon the completion of its initial public offering in November 2007.

In connection with the loan and security agreement, the Company issued a warrant agreement to the lender for the purchase of up to 499,535 shares of Series E convertible preferred stock at a purchase price of approximately $4.80 per share. The warrant expired on June 7, 2013. Upon execution of the loan and security agreement, 333,023 of the 499,535 shares of the Series E convertible preferred stock became immediately available for purchase and

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

were valued at $1.2 million using the Black-Scholes pricing model with the following assumptions: expected volatility of 84%, risk-free interest rate of 4.98%, contractual life of 7 years and no dividend yield. The $1.2 million was recorded as a debt issuance cost and was being amortized to interest expense using the straight line method over the loan term. A total of $1.0 million, the entire remaining balance, was charged to interest expense in 2007, when the loan was repaid in full; $177,000 was amortized to interest expense during the year ended December 31, 2006. Upon the completion of the Company’s initial public offering, the warrant was converted into a warrant to purchase shares of common stock.

On December 29, 2006, the Company drew down $10.0 million under the loan and security agreement and the number of shares of Series E convertible preferred stock exercisable under the warrant agreement increased by 83,256. These shares were valued at $297,000 using the Black-Scholes pricing model with the following assumptions: expected volatility of 81%, risk-free interest rate of 4.70%, contractual life of 6.5 years and no dividend yield. The $297,000 was recorded as a debt discount and was being amortized to interest expense using the straight line method over the loan term. Amortization of the debt discount during the year ended December 31, 2006 was insignificant. In 2007, when the loan was repaid, the entire remaining balance was charged to interest expense.

On September 27, 2007, the Company drew down $10.0 million under the loan and security agreement and the number of shares of Series E convertible preferred stock exercisable under the warrant agreement increased by 83,256. These shares were valued at $556,000 using the Black-Scholes pricing model with the following assumptions: expected volatility of 73.6%, risk-free rate of 4.23%, contractual life of 5.69 years and no dividend yield. The $556,000 was recorded as a debt discount and was being amortized to interest expense using the straight-line method over the loan term. In 2007 when the loan was repaid, the entire remaining balance was charged to interest expense.

Under SFAS 150, the initial fair values of the exercisable shares of Series E convertible preferred stock under the warrant agreement were classified as liabilities and were being revalued each reporting period that the warrant remained outstanding, with the changes in fair value included in other income (expense) in the accompanying consolidated statements of operations. Upon the completion of the Company’s initial public offering, the warrant was converted into a warrant to purchase shares of common stock and was revalued at that date. The changes in carrying amount of this Series E preferred stock warrant resulted in expense of $2.5 million in 2007 and in a credit of $54,000 during the year ended December 31, 2006.

5.	Convertible Preferred Stock

All shares of convertible preferred stock were converted into 32,550,241 common shares upon the Company’s initial public offering in November 2007.

In May 2006, the Company sold 5,203,500 shares of Series E convertible preferred stock for aggregate proceeds of $25.0 million before issuance costs.

The authorized, issued and outstanding shares of convertible preferred stock by series were as follows as of December 31, 2006 (in thousands):

	Shares
		Issued and	Net
	Authorized	Outstanding	Proceeds

Series A	10,650	10,650	$2,103
Series B	7,752	7,752	4,900
Series C	4,417	4,417	4,938
Series D	4,524	4,524	8,442
Series E	5,800	5,203	24,906

	33,143	32,546	$45,289

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Convertible Preferred Stock Warrants

In June 2006, in conjunction with a loan and security agreement, the Company issued a warrant to a lender for the purchase of up to 499,535 shares of the Company’s Series E convertible preferred stock at a price of approximately $4.80 per share. Upon execution of the loan and security agreement, 333,023 shares of Series E convertible preferred stock were available for purchase under the terms of the warrant. Additional shares become available under the warrant agreement at each draw down date. In December 2006, the Company drew down $10.0 million and, therefore, an additional 83,256 shares of Series E convertible preferred stock, also at a price of approximately $4.80 per share, became available for purchase under the warrant. In September 2007, the Company drew down $10.0 million and therefore, an additional 83,256 shares of Series E convertible preferred stock, also at a price of approximately $4.80 per share, became available for purchase under the warrant.

In October 2006, as partial compensation for an executive search fee, the Company committed to issue a warrant to an executive search firm for the purchase of 4,162 shares of Series E convertible preferred stock at a price of approximately $4.80 per share. The warrant was nonforfeitable, fully vested and exercisable upon grant. The fair value of the warrant was determined to be $13,000 using the Black-Scholes pricing model with the following assumptions: expected volatility of 73%, risk-free interest rate of 4.77%, contractual life of 5.5 years and no dividend yield. In August 2007, the executive search firm exercised the convertible preferred stock warrant in full for approximately $20,000.

The fair value of the warrants was recorded as a convertible preferred stock warrant liability and was being re-measured quarterly using the Black-Scholes pricing model with the changes in fair value included in other income (expense) in the accompanying consolidated statements of operations. Upon the completion of the Company’s initial public offering, the warrant was converted into a warrant to purchase shares of common stock and was revalued at that date. The changes in the carrying amount of these Series E convertible preferred stock warrants resulted in a credit of $54,000 during the year ended December 31, 2006 and an expense of $2.5 million in the year ended December 31, 2007.

6.	Stockholders’ Equity (Deficit)

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. Holders of common stock are entitled to one vote per share on all matters to be voted upon by stockholders of the Company.

Notes Receivable from Stockholders

During the year ended December 31, 2004, an executive officer of the Company executed a nonrecourse note in connection with the exercise of an option to purchase 2,615,947 shares of common stock. The note had an interest rate of 5% per annum. During the year ended December 31, 2006, the same officer also executed a nonrecourse note, which had an interest rate of 10% per annum, in connection with the exercise of an option to purchase 300,000 shares of the Company’s common stock. In January 2007, another executive officer of the Company executed a nonrecourse note in connection with the exercise of an option to purchase 400,000 shares of the Company’s common stock. The note had an interest rate of 8.25% per annum. These notes and the related accrued interest were repaid in full in July 2007. The Company recorded notes receivable of zero and $136,000 as of December 31, 2007 and 2006. In accordance with SFAS 123(R), stock options that are exercised with the proceeds from a note provided by the Company should be excluded from common stock issued and outstanding. As such, legally issued and outstanding shares in the amount of 2,915,947 were excluded from the Company’s issued and outstanding common stock as of December 31, 2006.

The Company’s founders, including a current executive officer, acquired stock at inception with notes payable to the Company, which had a balance of zero as of December 31, 2007 and $9,000 as of December 31, 2006. These

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

notes had an interest rate of 7% per annum. These notes and the related accrued interest were repaid in full in July 2007.

7.	Stock-Based Compensation

Common Stock Warrants

The Company issued a warrant to an investor in December 2002 to purchase 345,793 shares of the Company’s common stock at an exercise price of $0.20 per share. In April 2006, the investor exercised the warrant in full.

Stock Plans

In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan, and in November 2007, the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (collectively, the “Plans”). The Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees of the Company, and the 2007 Equity Incentive Plan additionally provides for the issuance of restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Plans are generally for periods not to exceed ten years and must be issued at prices not less than 85% of the estimated fair value of the shares of common stock on the date of grant as determined by the Board of Directors. The Plans provides for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant. Options, or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule. Prior to December 31, 2006, there had been no options considered to have been exercised early under the provisions of SFAS 123(R). As of December 31, 2007, there were 679,167 shares legally issued and outstanding as a result of the early exercise of stock options. 425,000 of these shares were exercised early by members of the Board of Directors. 254,167 of these shares were exercised early by an executive officer of the Company. Therefore, cash received for exercised and unvested shares is recorded as a liability on the accompanying consolidated balance sheet and transferred to common stock and additional paid-in capital as the shares vest. As of December 31, 2007, in accordance with SFAS 123(R), 679,167 shares have been excluded from the Company’s consolidated financial statements as the underlying shares of common stock are unvested. As of December 31, 2007, the Company had recorded a long-term liability of $4.2 million for these options.

To estimate the fair value of an option, the Company uses the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility, dividend yield and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. Volatility data were obtained from a study of publicly-traded industry peer companies. The forfeiture rate is derived primarily from the Company’s historical data and the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues. Through December 31, 2006, the Company generally used the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), or the SEC shortcut method, to calculate the expected term for employee grants except in instances where the Company did not qualify for the use of this method because the stock option award was not deemed to have been “at-the-money” for financial reporting purposes and, accordingly, did not qualify as a “plain vanilla” option as defined in SAB 107. For grants during the year ended December 31, 2006 in which the Company was unable to use the SEC shortcut method and for all of the option grants during 2007 the Company calculated the expected term based on a study of publicly-traded industry peer companies and the Company’s historical experience.

Had the Company continued to utilize the SEC shortcut method rather than the study of publicly-traded industry peer companies and its own historical experience to calculate the expected term for employee grants during

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

2007, stock-based compensation expense would have increased by approximately $490,000, resulting in a loss from operations of $70.3 million, a net loss of $75.9 million and a net loss per common share, basic and diluted, of $8.40.

In accordance with SFAS 123(R), the fair value of options granted to employees during the years ended December 31, 2007, 2006 and 2005 were determined using the following weighted-average assumptions for employee grants:

	Year Ended December 31,
	2007	2006	2005

Expected life from grant date (in years)	4.29	5.92	6.09
Risk-free interest rate	4.29%	4.03%	4.16%
Expected volatility	47%	77%	88%
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$3.31	$1.20	$0.36

During 2007, the Company granted a total of 500,000 options to members of its Board of Directors at $8.75 per share which vest quarterly over a two year period but expired if not exercised within six months of grant. In accordance with SFAS 123(R), the fair value of these options granted was based on the following assumptions: expected life from grant date (in years) of 0.27 years; risk-free interest rate of 3.32%; expected volatility of 44.85%; dividend yield of 0% for a weighted average estimated fair value of $0.84 per share.

During 2007, the Company granted a total of 280,000 options to outside members of its Board of Director at $8.75 per share which vest over a two year period. In accordance with SFAS 123(R), the fair value of these options granted was based on the following assumptions: expected life from grant date (in years) of 2.73 years; risk-free interest rate of 3.35%; expected volatility of 46.15%; dividend yield of 0% for a weighted average estimated fair value of $2.88 per share.

Given the absence of an active market for the Company’s common stock, the Company’s Board of Directors historically determined the fair value of the Company’s common stock in connection with the Company’s grant of stock options and stock awards. The Company’s Board of Directors made these determinations based on the business, financial and venture capital experience of the individual directors along with input from management. In May 2006, valuation analyses prepared by an unrelated third-party valuation firm, Financial Strategies Consulting Group (FSCG), were obtained in order to assist the Board of Directors in determining the fair value of the Company’s common stock. The initial contemporaneous valuation report valued the Company’s common stock as of May 2006. Subsequently, the Board of Directors received updated contemporaneous valuation reports on October 16, 2006, April 9, 2007, July 13, 2007 and September 10, 2007. In connection with the preparation of the Company’s consolidated financial statements in anticipation of a potential initial public offering, the Company engaged FSCG to also retrospectively value the Company’s common stock as of December 31, 2006. Management also reassessed the fair market value of its common stock for financial statement reporting purposes at interim dates during the two years ended December 31, 2007.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Information regarding the Company’s stock option grants to employees and non-employees including the grant date; the number of stock options issued with each grant; the exercise price, which equals the originally assessed fair value of the underlying common stock; and the reassessed fair value of the underlying common stock for each grant of stock options from January 1, 2006 through November 20, 2007 (the date of the Company’s initial public offering) is summarized as follows:

	Shares
	Subject to	Exercise Price and	Reassessed
	Options	Original Fair Value per	Fair Value per
Grant Date	Granted	Common Share	Common Share

May 17, 2006	1,643,500	$1.30	$1.30
July 21, 2006	255,500	1.30	1.30
September 8, 2006	1,041,500	1.30	1.40
November 3, 2006	779,000	1.60	1.60
November 6, 2006	8,000	1.60	1.60
November 15, 2006	11,500	1.60	1.60
December 7, 2006	714,000	1.60	3.00
January 16, 2007(1)	251,500	1.60	3.60
April 19, 2007	1,042,400	4.95	4.95
July 18, 2007	1,521,100	8.50	8.50
July 19, 2007	2,124,100	8.50	8.50
September 14, 2007	1,841,700	8.75	8.75
October 3, 2007	280,000	8.75	8.75
October 31, 2007	602,000	9.00	9.00
November 17, 2007	131,300	9.00	9.00

(1)	In August 2007, the Company offered the employees who were granted stock options on January 16, 2007 the right to modify the exercise price of those stock options from the originally assessed fair value of $1.60 per share to the reassessed fair value of $3.60 per share and to receive additional stock options equal to 20% of those stock options. As a result, holders of an aggregate of 198,500 options to purchase common stock had their exercise price increased to $3.60 per share and received additional stock options on September 14, 2007. There was no change to the Company’s stock-based compensation as a result of the modification in accordance with SFAS 123(R).

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the Company’s stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

			Weighted-
		Shares	Average
		Subject to	Exercise
	Shares Available	Options	Price
	for Grant	Outstanding	per Share
	(Shares in thousands)

Balance at December 31, 2004	1,048	6,869	$0.09
Additional shares authorized	760	—
Granted	(1,757)	1,757	0.31
Exercised	—	(522)	0.10
Canceled/forfeited	714	(714)	0.13

Balance at December 31, 2005	765	7,390	0.14
Additional shares authorized	4,100	—
Granted	(4,453)	4,453	1.40
Exercised	—	(761)	0.19
Canceled/forfeited	528	(528)	0.56

Balance at December 31, 2006	940	10,554	0.65
Additional shares authorized	12,137	—
Granted	(7,839)	7,839	7.99
Exercised	—	(4,389)	0.25
Canceled/forfeited	920	(920)	3.16

Balance at December 31, 2007	6,158	13,084	5.00

Additional information regarding options outstanding as of December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable(1)
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Shares Subject	Contractual Life	Exercise Price	Shares Subject	Exercise Price
Exercise Prices	to Options	(in years)	per Share	to Options	per Share
	(In thousands)			(In thousands)

$0.02 - $0.05	512	5.17	$0.04	508	$0.04
0.20 - 0.33	1,719	7.11	0.25	1,059	0.25
1.30 - 1.60	3,395	8.63	1.39	2,140	1.40
3.60 - 4.95	1,094	9.26	4.71	21	4.15
8.50 - 9.00	6,319	9.64	8.64	1,381	8.60
12.53	45	9.97	12.53	—	—

Total	13,084	8.84	5.00	5,109	2.98

(1)	Certain options under the Plans may be exercised prior to vesting but are subject to repurchase at the original issuance price in the event the optionees’ employment is terminated.

Options exercisable at December 31, 2007 had a weighted-average remaining contractual life of 8.22 years and an aggregate intrinsic value of $45.2 million.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Options outstanding that have vested and are expected to vest as of December 31, 2007 are as follows:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic
	Shares	per Share	Contractual Term	Value(1)
	(In thousands)		(In years)	(In thousands)

Vested	3,809	$1.91	7.86	$37,726
Expected to vest	8,701	6.30	9.24	48,041

Total vested and expected to vest	12,510	4.97	8.82	$85,767

Not expected to vest	574

	13,084

(1)	The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the closing price of the Company’s common stock of $11.82 as of December 31, 2007.

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $33.5 million, $459,000 and $142,000, respectively. The total grant date fair value of stock options that vested during the years ended December 31, 2007, 2006 and 2005 was $2.2 million, $651,000 and $151,000, respectively.

There was no capitalized stock-based employee compensation cost and there were no recognized stock-based compensation tax benefits during the years ended December 31, 2007, 2006 and 2005.

As of December 31, 2007, there was $18.3 million of unrecognized stock-based compensation cost related to stock options granted under the Plan. The unrecognized compensation cost is expected to be recognized over an average period of 3.2 years.

Stock Awards Issued to Non-employees

The Company accounts for stock awards issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. During the years ended December 31, 2007, 2006 and 2005, the Company granted options to purchase 10,000, 14,000 and 11,500 shares of common stock, respectively, to non-employees. Expense for these awards was calculated using the Black-Scholes pricing model. The Company recorded stock-based compensation expense of $27,000, $15,000 and $5,000 for the fair value of stock options granted to non-employees during the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there were 16,001 shares subject to unvested awards held by non-employees with a weighted-average exercise price of $5.83 and an average remaining vesting period of 2.9 years.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Common Stock

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of December 31,
	2007	2006

The Plans:
Options outstanding	13,084	10,554
Stock available for future grants	6,158	940
Preferred stock warrants	—	500
Common stock warrants	500	—
Convertible preferred stock	—	32,546

	19,742	44,540

8.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including options, warrants and convertible preferred stock. Basic and diluted net loss per common share were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005

Net loss	$(75,454)	$(32,046)	$(20,820)

Weighted average common shares outstanding, net of weighted-average shares subject to repurchase	9,036	2,393	1,457

Net loss per common share, basic and diluted	$(8.35)	$(13.39)	$(14.29)

The following weighted-average outstanding shares subject to options and warrants and convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Year Ended December 31,
	2007	2006	2005

Convertible preferred stock (as converted basis)	29,427	30,564	26,822
Options to purchase common stock and shares subject to repurchase	11,471	8,374	7,058
Warrants (as converted basis)	504	398	346

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Income Taxes

The Company’s geographical breakdown of its loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Domestic	$(75,669)	$(32,115)	$(20,811)
Foreign	640	111	—

Loss before provision for income taxes	$(75,029)	$(32,004)	$(20,811)

The components of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current provision:
Federal	$—	$—	$—
State	(40)	9	9
Foreign	465	33	—

Total current provision	425	42	9
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred provision	—	—	—

Total	$425	$42	$9

A reconciliation of the benefit for income taxes at the statutory rate to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Tax benefit at federal statutory rate	$(26,260)	$(11,201)	$(7,284)
State taxes, net of federal benefit	(4,422)	(1,681)	(1,086)
Research and development credits	(911)	(340)	(201)
Foreign operations taxes at different rates	(71)	23	—
Foreign withholding taxes	274	—	—
Nondeductible expenses	2,290	519	548
Change in valuation allowance	29,525	12,722	8,032

Provision for income taxes	$425	$42	$9

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	As of December 31,
	2007	2006

Deferred tax assets:
Reserves and accruals	$7,685	$3,550
Deferred revenue	—	2,496
Depreciation and amortization	982	953
Net operating loss carryforwards	42,363	17,427
Other items	696	—
Tax credit carryforwards	2,072	787

Total deferred tax assets	53,798	25,213
Deferred tax liabilities	—	—

Gross deferred tax assets	53,798	25,213
Valuation allowance	(53,798)	(25,213)

Net deferred tax assets	$—	$—

Recognition of deferred tax assets is appropriate when realization of these assets is determined to be more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $28.6 million, $12.1 million and $8.0 million in the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had U.S. federal and state net operating losses of approximately $110.3 million and $115.5 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2021 through 2027 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2013 through 2017.

As of December 31, 2007, the Company had U.S. federal and state tax credit carryforwards of approximately $1.2 million and $1.0 million, respectively. The federal credit will expire at various dates beginning in 2021 through 2027, if not utilized. California state research and development credits can be carried forward indefinitely.

Net operating loss carryforwards and credit carryforwards reflected above may be limited due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company does not provide for U.S. federal income and state income taxes on all of the non-U.S. subsidiaries’ undistributed earnings of $91,000 as of December 31, 2007, because these earnings are intended to be indefinitely reinvested. In the event of any distribution of those earnings in the form of dividends or otherwise, the Company would be subject to nominal U.S. federal and state income taxes.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). There was not a material impact on the Company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At adoption, the Company had gross unrecognized tax benefits of approximately $1.4 million, of which $83,000 would impact the effective tax rate if recognized. As of December 31, 2007, the Company had gross unrecognized tax benefits of approximately $1.1 million, of which $47,000 would impact the effective tax rate if recognized. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2007, the Company accrued no penalties and $19,000 of interest in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2007, is as follows (in thousands):

Balance at January 1, 2007	$1,427
Additions based on tax positions taken during a prior period	—
Reductions based on tax positions taken during a prior period	(676)
Additions based on tax positions taken during the current period	383
Reductions based on tax positions taken during the current period	—

Balance at December 31, 2007	$1,134

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

United States — Federal	2003 — present
United States — State	2003 — present
Foreign	2005 — present

10.	Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. The Company is not required to contribute to the plan and has made no contributions through December 31, 2007.

11.	Related-Party Transactions

During the year ended December 31, 2005, the Company leased office space from an investor. During that year, the investor’s ownership interest in the Company represented more than 10% of the Company’s total outstanding shares of common stock. The Company paid rent to the investor of $33,000 during 2005. The Company moved its headquarters to another location had no liability to the investor for rent as of December 31, 2007 or 2006.

During the years ended December 31, 2007, 2006 and 2005, certain executive officers of the Company executed nonrecourse notes in connection with the exercise of common stock options. See Note 6. These notes were repaid prior to the filing of the Company’s Registration Statement on Form S-1 for its initial public offering.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Selected Quarterly Financial Data (unaudited) (in thousands, expect per share data)

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007

Revenue	$12,391	$15,004	$16,744	$19,211
Gross profit	7,340	9,318	10,268	10,083
Loss from operations	(12,490)	(14,685)	(19,802)	(22,793)
Net loss	$(12,619)	$(16,363)	$(20,181)	$(26,291)
Net loss per common share, basic and diluted	$(4.40)	$(5.00)	$(3.30)	$(1.11)

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006

Revenue	$6,304	$6,601	$8,336	$11,329
Gross profit	3,023	3,415	4,570	7,161
Loss from operations	(7,519)	(7,604)	(7,968)	(9,162)
Net loss	$(7,553)	$(7,626)	$(7,758)	$(9,109)
Net loss per common share, basic and diluted	$(3.99)	$(3.25)	$(3.02)	$(3.32)

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the information is included in Registrant’s consolidated financial statements or related notes.

(a)(3) Exhibits

The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESSFACTORS, INC.

By:	/s/ LARS DALGAARD
Name:     Lars Dalgaard

Title:	President and Chief Executive Officer

Date: March 5, 2008

POWER OF ATTORNEY

KNOW ALL THESE, PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lars Dalgaard and Bruce Felt, and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lars Dalgaard Lars Dalgaard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2008

/s/ Bruce Felt Bruce Felt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2008

/s/ David N. Strohm David N. Strohm	Chairperson of the Board of Directors	March 5, 2008

/s/ Douglas J. Burgum Douglas J. Burgum	Director	March 5, 2008

/s/ Eric C. W. Dunn Eric C. W. Dunn	Director	March 5, 2008

/s/ William E. McGlashan, Jr. William E. McGlashan, Jr.	Director	March 5, 2008

/s/ Elizabeth A. Nelson Elizabeth A. Nelson	Director	March 5, 2008

/s/ David G. Whorton David G. Whorton	Director	March 5, 2008

EXHIBIT INDEX

Exhibit No.		Document

3.1		Restated Certificate of Incorporation of Registrant.
3.2		Amended and Restated Bylaws of Registrant.
4.1		Form of Registrant’s common stock certificate.(1)
4.2		Fourth Amended and Restated Investor Rights Agreement, dated as of May 19, 2006, between Registrant and certain Stockholders of Registrant.(2)
10.1		Form of Indemnity Agreement entered into between Registrant and its directors and executive officers.(2)
10	.2*	2001 Stock Option Plan.(2)
10	.3*	Form of Stock Option Agreement and Exercise Notice and Restricted Stock Purchase Agreement under the 2001 Stock Option Plan.(2)
10	.4*	2007 Equity Incentive Plan.(3)
10	.5*	Form of Notice of Stock Option Grant, Stock Option Agreement and Stock Option Exercise Agreement, Notice of Restricted Stock Award Grant and Restricted Stock Purchase Agreement, Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement, Notice of Stock Bonus Award Grant and Stock Bonus Agreement and Notice of Stock Appreciation Right Grant and Stock Appreciation Right Agreement under the 2007 Equity Incentive Plan.(4)
10	.6*	Offer Letter, dated October 10, 2006, between Registrant and Bruce C. Felt, Jr.(2)
10	.7*	Offer Letter, dated April 3, 2001, between Registrant and Luen Au.(2)
10.8		Office Lease Agreement, dated August 24, 2006, between Registrant and CLPF-BridgePointe, L.P.(2)
10.9		e-business Hosting Agreement, dated June 30, 2003, between Registrant and International Business Machines Corporation.(2)
10.10		Series E Preferred Stock Purchase Agreement, dated May 19, 2006, between Registrant and certain Stockholders of Registrant.(2)
10.11		Series D Preferred Stock Purchase Agreement, dated February 11, 2005, between Registrant and certain Stockholders of Registrant.(2)
10.12		Series C Preferred Stock Purchase Agreement, dated May 7, 2004, between Registrant and certain Stockholders of Registrant.(2)
10.13		Loan and Security Agreement, dated June 7, 2006, between Registrant and Lighthouse Capital Partners V, L.P.(2)
10.14		Warrant to Purchase Preferred Stock of Registrant issued to KarrScheffel, LLC, dated April 19, 2007.(2)
10.15		Preferred Stock Purchase Warrant of Registrant issued to Lighthouse Capital Partners V, L.P., dated June 7, 2006.(2)
10	.16*	Employment Letter Agreement, dated July 19, 2007, between Registrant and Lars Dalgaard.(2)
10	.17*	Offer Letter, dated July 16, 2007, between Registrant and Paul Albright.
10	.18*	Offer Letter, dated August 28, 2007, between Registrant and Jay Larson.
10	.19*	Offer Letter, dated June 27, 2006, between Registrant and Julian Ong.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature page hereto).
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Registrant Employee Welcome Letter.(5)

(1)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed on October 31, 2007 (File No. 333-144758).

(2)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, filed on July 20, 2007 (File No. 333-144758).

(3)	Incorporated by reference to the Exhibits filed with Amendment No. 8 to the Company’s Registration Statement on Form S-1, filed on November 13, 2007 (File No. 333-144758).

(4)	Incorporated by reference to the Exhibits filed with Amendment No. 7 to the Company’s Registration Statement on Form S-1, filed on November 9, 2007 (File No. 333-144758).

(5)	Incorporated by reference to the Exhibit filed with Amendment No. 1 Company’s Registration Statement on Form S-1, filed on August 31, 2007 (File No. 333-144758).

*	Indicates management contract or compensatory plan or arrangement.