Form 10-Q
period 2008-03-31
SuccessFactors, Inc.
filed 2008-05-15
CIK 1402305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33755
SUCCESSFACTORS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3398453 (I.R.S. Employer Identification No.)
1500 Fashion Island Blvd., Suite 300
San Mateo, California 94404
(Address of principal executive offices) (Zip Code)
(650) 645-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
As of May 5, 2008, there were approximately 52,424,190 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$68,871	$82,274
Marketable securities	17,561	8,513
Accounts receivable, net of allowance for doubtful accounts of $812 and $481	30,622	42,072
Deferred commissions	4,792	4,199
Prepaid expenses and other current assets	4,113	2,347

Total current assets	125,959	139,405
Restricted cash	925	964
Property and equipment, net	5,897	6,532
Deferred commissions, net of current portion	6,364	7,343
Other assets	273	300

Total assets	$139,418	$154,544

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$993	$3,595
Accrued expenses and other current liabilities	8,066	7,016
Accrued employee compensation	10,316	18,265
Deferred revenue	92,688	84,624
Current portion of capital lease obligations	25	34

Total current liabilities	112,088	113,534
Capital lease obligations, net of current portion	47	56
Deferred revenue, net of current portion	20,088	16,386
Other long-term liabilities	4,021	4,625

Total liabilities	136,244	134,601
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 and 200,000 shares authorized as of March 31, 2008 and December 31, 2007, respectively; 51,797 and 51,350 shares issued and outstanding (excluding 592 and 679 legally issued and outstanding) as of March 31, 2008 and December 31, 2007, respectively	52	51
Additional paid-in capital	163,608	161,150
Accumulated other comprehensive income	125	55
Accumulated deficit	(160,611)	(141,313)

Total stockholders’ equity	3,174	19,943

Total liabilities and stockholders’ equity	$139,418	$154,544

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$23,461	$12,391
Cost of revenue (1)	9,336	5,051

Gross profit	14,125	7,340

Operating expenses: (1)
Sales and marketing	21,609	13,622
Research and development	5,209	3,557
General and administrative	7,092	2,651

Total operating expenses	33,910	19,830

Loss from operations	(19,785)	(12,490)
Interest income	825	280
Interest expense	(146)	(434)
Other (expense) income	(39)	53

Loss before provision for income taxes	(19,145)	(12,591)
Provision for income taxes	(153)	(28)

Net loss	$(19,298)	$(12,619)

Net loss per common share, basic and diluted	$(0.37)	$(4.40)

Shares used in computing net loss per common share, basic and diluted	51,650	2,869

(1)	Amounts include stock-based compensation expenses as follows:

	Three Months Ended
	March 31,
	2008	2007
Cost of revenue	$182	$53
Sales and marketing	785	214
Research and development	215	46
General and administrative	571	137
See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(19,298)	$(12,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723	333
Amortization of deferred commissions	1,593	734
Stock-based compensation expense	1,753	450
Amortization of debt issuance costs	—	98

Adjustment to fair value of convertible preferred stock warrants	—	(53)
Changes in assets and liabilities:
Accounts receivable	11,450	2,394
Deferred commissions	(1,207)	(977)
Prepaid expenses and other current assets	(1,766)	(415)
Other assets	27	(8)
Accounts payable	(2,406)	1,100
Other accrued expenses	1,384	390
Accrued other compensation	(7,949)	(3,317)
Other liabilities	(64)	235
Deferred revenue	11,766	4,452

Net cash used in operating activities	(3,994)	(7,203)

Cash flows from investing activities:
Restricted cash	39	(48)
Capital expenditures	(88)	(1,519)
Purchase of available-for-sale securities	(11,011)	(2,205)
Maturity of available-for-sale securities	2,000	125

Net cash used in investing activities	(9,060)	(3,647)

Cash flows from financing activities:
Proceeds from exercise of stock options	166	65
Proceeds from initial public offering, net of offering costs	(545)	—
Principal payments on capital lease obligations	(18)	(19)

Net cash (used in) provided by financing activities	(397)	46

Effect of exchange rate changes on cash and cash equivalents	48	2

Net decrease in cash and cash equivalents	(13,403)	(10,802)
Cash and cash equivalents at beginning of period	82,274	26,172

Cash and cash equivalents at end of period	$68,871	$15,370

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$2	$2

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Significant Accounting Policies
Organization
     Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, its name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand performance and talent management software that enable organizations to optimize the performance of their people to drive business results. The Company’s application suite includes the following modules and capabilities; Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in Europe and Asia.
     Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, for any other interim period or for any other future year.
     The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2008. There have been no significant changes in our critical accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
     The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including those related to revenue recognition, recoverability of accounts receivable, the determination of sales tax obligations, commission payments, fair values of marketable securities and the determination of the fair market value of stock options, including the use of forfeiture estimates. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.
     Revenue Recognition
     Revenue consists of subscription fees for the Company’s on-demand software and the provision of other services. The Company’s customers do not have the contractual right to take possession of software in substantially all of the transactions. Instead, the software is delivered on an on-demand basis from the Company’s hosting facilities. Therefore, these arrangements are treated as service agreements and the Company follows the provisions of Securities and Exchange Commission Staff (SEC) Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position 97-2 (SOP 97-2) to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company commences revenue recognition when all of the following conditions are met:
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
     Deferred Revenue
     Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription and other services described above and is recognized when all of the revenue recognition criteria are met. For subscription arrangements with terms of over one year, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, noncancelable subscription agreements. The Company’s other services, such as configuration assistance, are generally sold in conjunction with the subscriptions. The Company recognizes revenue from these other services, together with the subscriptions, ratably over the noncancelable term of the subscription agreement which can extend to as long as five years. The portion of deferred revenue that the Company anticipates will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.
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

     Deferred Commissions
     Deferred commissions are the incremental costs that are directly associated with noncancelable subscription agreements and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, typically one to three years, with some agreements having durations of up to five years. The deferred commission amounts are recoverable from the future revenue streams under the noncancelable subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the noncancelable subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations.
     During the three months ended March 31, 2008, the Company capitalized $1.2 million of deferred commissions and amortized $1.6 million to sales and marketing expense. As of March 31, 2008, deferred commissions on the Company’s condensed consolidated balance sheet totaled $11.2 million.
     Comprehensive Loss
     Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments, net of tax, and unrealized gain (loss) on marketable securities, net of tax, are included in accumulated other comprehensive income (loss).
     Income Taxes
     As part of the process of preparing the unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.
2. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will be effective for the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009 and the adoption of SFAS 160 is not expected to impact the Company’s consolidated financial statements.
     In February 2008, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for all nonrecurring fair value measurements of nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 established a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP is effective for the Company beginning January 1, 2009. The provision of SFAS 157, for which effectiveness was delayed by FSP 157-2, is not expected to have a material impact on the Company’s consolidated financial statements.

3. Cash, Cash Equivalents and Marketable Securities
     Cash, cash equivalents and marketable securities as of March 31, 2008, consisted of the following (unaudited, in thousands):

	As of March 31, 2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$3,643	$—	$—	$3,643
Cash equivalents:
Money market funds	62,833	—	—	62,833
Commercial paper	2,396	—	(1)	2,395
U.S. government notes and bonds	—	—	—	—

Total cash equivalents	65,229	—	(1)	65,228

Total cash and cash equivalents	68,872	—	(1)	68,871
Marketable securities:
U.S. government notes and bonds	17,523	38	—	17,561

Total marketable securities	17,523	38	—	17,561

Total cash, cash equivalents, and marketable securities	$86,395	$38	$(1)	$86,432

     The Company did not realize any significant gains or losses during the three months ended March 31, 2008. The Company held one security as of March 31, 2008 that has a maturity greater than one year.
     Cash, cash equivalents and marketable securities as of December 31, 2007, consisted of the following (in thousands):

	As of December 31, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$2,904	$—	$—	$2,904
Cash equivalents:
Money market funds	39,220	—	—	39,220
Commercial paper	10,276	—	—	10,276
U.S. government notes and bonds	29,865	9		29,874

Total cash equivalents	79,361	9	—	79,370

Total cash and cash equivalents	82,265	9	—	82,274
Marketable securities:
U.S. government notes and bonds	8,513	—	—	8,513

Total marketable securities	8,513	—	—	8,513

Total cash, cash equivalents, and marketable securities	$90,778	$9	$—	$90,787

     All of the Company’s marketable securities as of December 31, 2007 mature within one year.
4. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities as of March 31, 2008 and December 31, 2007 consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2008	2007
	(unaudited)
Accrued royalties	$253	$238
Accrued partner referral fees	249	189
Accrued other liabilities	3,461	2,930
Accrued taxes payable	864	613
Deferred rent	251	246
Sales and use taxes	2,988	2,800

	$8,066	$7,016

     Based on the services provided to customers in certain states, and research of the applicable statutes, regulations and rulings, the Company determined that it is both probable and estimable that the Company owes sales and use tax in various states and local jurisdictions. Historically, the Company did not collect sales and use taxes from its customers and, accordingly, has provided for these amounts as well as any applicable penalties and interest, net of any estimable amounts that are considered recoverable from customers. During the fourth quarter of 2007, the Company began assessing sales and use taxes on its customers in certain states.
     Accrued employee compensation as of March 31, 2008 and December 31, 2007 consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2008	2007
	(unaudited)
Accrued bonuses payable	$1,994	$7,231
Accrued commissions payable	3,862	7,249
All other accrued employee compensation payable	4,460	3,785

	$10,316	$18,265

5. Fair Value Measurements
     On January 1, 2008, the Company adopted the methods of fair value as described in SFAS 157 to value its financial assets and liabilities. As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
     SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     As of March 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
     The following table presents the cash equivalents and marketable securities carried at fair value as of March 31, 2008 (unaudited, in thousands):

	Fair Value Measurements as of
	March 31, 2008
	Total	Level 1	Level 2

Cash equivalents (1)	$65,228	$62,833	$2,395
Marketable securities (2)	17,561	—	17,561

Total	$82,789	$62,833	$19,956

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which the Company determines fair value through quoted market prices.

(2)	Marketable securities consists of U.S. Government Agencies and are priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

     As of March 31, 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
     Marketable securities are considered available-for-sale and are carried in the Company’s condensed consolidated financial statements at fair market value, with changes in value recorded as unrealized gains and losses in other comprehensive income. As of March 31, 2008 we recorded $22,000, net of tax, as net unrealized gains in other comprehensive income. Accumulated gains and losses are reclassified to earnings when the securities are sold.
     There were no changes in our valuation techniques used to measure fair values on a recurring basis as a result of adopting SFAS 157.
     Effective January 1, 2008, the Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (SFAS 159), which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of March 31, 2008, the Company did not elect such optional provisions of SFAS 159.
6. Commitments and Contingencies
     The Company is involved in various legal proceedings arising from the normal course of its business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a future period.
7. Stock-Based Compensation
     The Company follows the accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment,” (SFAS 123R), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period. For the quarter ended March 31, 2008, the Company recorded $1.8 million for pre-tax stock-based compensation under SFAS 123R, of which $1.6 million was recorded to operating expenses and $0.2 million was recorded to cost of revenue. For the quarter ended March 31, 2007, the Company recorded $0.5 million for pre-tax stock-based compensation, of which $0.4 million was recorded to operating expenses and $0.1 million was recorded to cost of revenue.

			Weighted-
		Shares	Average
		Subject to	Exercise
	Shares Available	Options	Price
	for Grant	Outstanding	per Share
	(Shares in thousands)
Balance at December 31, 2005	765	7,390	0.14
Additional shares authorized	4,100	—
Granted	(4,453)	4,453	1.40
Exercised	—	(761)	0.19
Canceled/forfeited	528	(528)	0.56

Balance at December 31, 2006	940	10,554	0.65
Additional shares authorized	12,137	—
Granted	(7,839)	7,839	7.99
Exercised	—	(4,389)	0.25
Canceled/forfeited	920	(920)	3.16

Balance at December 31, 2007	6,158	13,084	5.00
Granted (unaudited)	(132)	132	8.59
Exercised (unaudited)	—	(447)	1.58
Canceled/forfeited (unaudited)	669	(669)	6.43

Balance at March 31, 2008 (unaudited)	6,695	12,100	5.09

     The fair value of each stock option granted is estimated using the following assumptions:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Expected life from grant date (in years)	3.95	4.29
Risk-free interest rate	2.44%	4.74%
Expected volatility	50%	52%
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$3.54	$2.49
     As of March 31, 2008, unrecognized compensation cost under the Company’s stock option plans was $16.6 million for employee stock options. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 2.95 years.
Stock Plans
     In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan, and in November 2007, the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (collectively, the “Plans”). The Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees of the Company, and the 2007 Equity Incentive Plan additionally provides for the issuance of restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Plans are generally for periods not to exceed ten years and must be issued at prices not less than 85% of the estimated fair value of the shares of common stock on the date of grant as determined by the Board of Directors. The Plans provides for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant. Options, or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule. As of March 31, 2008, there were 591,667 shares legally issued and outstanding as a result of the early exercise of stock options. 368,750 of these shares were exercised early by members of the Board of Directors. 222,917 of these shares were exercised early by an executive officer of the Company. Cash received for exercised and unvested shares is recorded as a liability on the accompanying condensed consolidated balance sheets and transferred to common stock and additional paid-in capital as the shares vest. As of March 31, 2008 and December 31, 2007, in accordance with SFAS 123(R), 591,667 and 679,167 shares, respectively, have been excluded from the Company’s condensed consolidated financial statements as the underlying shares of common stock are unvested. As of March 31, 2008 and December 31, 2007, the Company had recorded long-term liabilities of $3.7 million and $4.2 million, respectively, for these options.
8. Comprehensive Loss
     Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments, net of tax, and unrealized gain (loss) on marketable securities are included in accumulated other comprehensive income (loss). The following table sets forth the calculation of comprehensive loss (unaudited, in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(19,298)	$(12,619)
Change in foreign currency translation gain (loss), net	48	—
Change in unrealized gain (loss) on marketable securities, net	22	1

Comprehensive loss	$(19,228)	$(12,618)

9. Net Loss Per Common Share
     Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including options and warrants. Basic and diluted net loss per common share were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive.
     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended
	(unaudited)
	2008	2007
Net loss	$(19,298)	$(12,619)

Shares used in computing net loss per common share, basic and diluted	51,650	2,869

Net loss per common share, basic and diluted	$(0.37)	$(4.40)

     The following weighted-average outstanding shares subject to options and warrants and convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months
	Ended
	March 31,
	(unaudited)
	2008	2007
Convertible preferred stock (as converted basis)	—	32,546
Options to purchase common stock and shares subject to repurchase	628	10,624
Warrants (as converted basis)	—	504

	628	43,674

10. Income Tax
     As part of the process of preparing the unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company records a valuation allowance to reduce deferred tax assets to the amounts that are more likely than not to be realized.
     The Company has incurred operating losses in all periods to date and, accordingly, has not recorded a provision for income taxes for any of the periods presented other than provisions for certain state taxes and foreign income taxes. Accordingly, income tax expense for the quarter ended March 31, 2008 was $153,000, or (0.80)% of pre-tax loss, compared to $28,000, or (0.22)% of pre-tax loss for the three months ended March 31, 2007. The effective tax rate for the first quarter of 2008 and 2007 differs from the U.S. federal statutory rate of 34% primarily due to our inability to benefit current period net operating losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, including statements referencing our expectations relating to revenues, cost of revenues as a percentage of revenues, and operating expenses as a percentage of total revenues; the sufficiency of our cash balances and cash flows for the next 24 months; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Report.
Overview
     SuccessFactors provides on-demand performance and talent management software that enables organizations to optimize the performance of their people to drive business results. Our application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. Since we were formed in 2001, our customer base has grown to over 1,950 customers, across over 60 industries with more than 3.0 million end users in over 156 countries using our application suite in 22 languages.
     We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 7% of revenue for the three months ended March 31, 2008. For the three months ended March 31, 2008, we did not have any single customer that accounted for more than 5% of our revenue. Historically, we primarily targeted our sales and marketing efforts at large enterprises, and beginning in 2004, we expanded our sales and marketing efforts to also target small and mid-sized organizations.
     Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the three months ended March 31, 2008, the percentage of our revenue generated from customers in the United States was 85%. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to continue to increase as we invest in and enter new markets.
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
     We have experienced rapid growth in the recent period. Our customer base rose by approximately 200, during the current quarter to over 1,950 customers as of March 31, 2008.
     We believe the market for performance and talent management is large and underserved. Accordingly, we plan to incur significant additional operating expenses, particularly for sales and marketing activities, to pursue this opportunity. We expect operating losses to continue to increase but at lower rates as we intend to continue to aggressively pursue new customers for the foreseeable future. We also anticipate increased operating expenses in other areas as we expect to incur additional general and administrative expenses as a result of being a public company and as we continue to expand our business.
     Critical Accounting Policies and Estimates
     Our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate our estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
     As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we consider our estimates of the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:
•	Revenue Recognition

•	Accounting for Commission Payments

•	Accounting for Stock-Based Awards

•	Sales and Use Taxes

•	Allowance for Doubtful Accounts
     There have been no changes to our critical accounting policies since December 31, 2007.
Results of Operations
     The following table presents certain financial data for the three months ended March 31, 2008 and 2007 as a percentage of revenue (unaudited):

	Three Months
	Ended March 31,
	2008	2007
Revenue	100%	100%
Cost of revenue	40	41

Gross margin	60	59

Operating expenses:
Sales and marketing	92	110
Research and development	22	29
General and administrative	30	21

Total operating expenses	144	160

Loss from operations	(84)	(101)
Interest income	4	2
Interest expense	(1)	(4)
Other, net	—	—

Loss before provision for income taxes	(81)	(102)
Provision for income taxes	(1)	—

Net loss	(82)%	(102)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue
     Our revenue increased to $23.5 million for the three months ended March 31, 2008 from $12.4 million for the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007	Change
	(Dollars in thousands)
	(Unaudited)
Revenue	$23,461	$12,391	89%
     Revenue increased $11.1 million, or 89%, from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to a $6.3 million increase in revenue from existing customers, which includes renewals and subscriptions for additional modules and end users, and a $4.0 million increase in new business, which we define as revenue from new customers. In addition we benefited by the effect of the termination of a customer agreement. This agreement was terminated when the customer was acquired. Upon the termination, deferred revenue of $0.8 million was recognized as revenue, shifting revenue into the first quarter of fiscal 2008 that would have otherwise been recognized in future periods. As of March 31, 2008, we had 1,950 customers, as compared to 1,003 at March 31, 2007.
     Revenue from customers in the United States accounted for $20.0 million, or 85% of revenue in the three months ended March 31, 2008, compared to $11.7 million, or 94% of revenue, in the three months ended March 31, 2007.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2008	2007	Change
	(Dollars in thousands)
	(Unaudited)
Revenue	$23,461	$12,391	89%
Cost of revenue	9,336	5,051	85%

Gross profit	$14,125	$7,340	92%

Gross margin	60%	59%
     Cost of revenue increased $4.3 million, or 85%, from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to an increase of $2.8 million in employee-related costs due to higher headcount. and, to a lesser extent, higher costs across other areas of operations. Gross margin increased from 59% for the three months ended March 31, 2007 to 60% for the three months ended March 31, 2008. This increase in gross margin was primarily due to higher revenue, increased renewals quarter over quarter, which have lower cost of revenue as a percentage of revenue, more efficient utilization of professional services personnel, and a larger customer base over which to spread fixed costs.
Operating Expenses
     Sales and Marketing

	Three Months Ended March 31,
	2008	2007	Change
	(Dollars in thousands)
	(Unaudited)
Sales and marketing	$21,609	$13,622	59%
Percent of revenue	92%	110%
     Sales and marketing expenses increased $8.0 million, or 59%, from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to an increase of $4.6 million in employee-related costs, primarily resulting from increased sales and marketing personnel, and $2.3 million of sales commission expenses as a result of increased revenues, $0.5 million in travel and entertainment spending, and $0.4 million in allocated overhead costs.

     Research and Development

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars in thousands)
	(Unaudited)
Research and development	$5,209	$3,557	46%
Percent of revenue	22%	29%
     Research and development expenses increased $1.7 million, or 46%, from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to an increase of $1.5 million in employee-related costs as we increased our research and development headcount to support our growth and a $0.1 million increase in outside services.
     General and Administrative

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars in thousands)
	(Unaudited)
General and administrative	$7,092	$2,651	168%
Percent of revenue	30%	21%
General and administrative expenses increased $4.4 million, or 168%, from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily due to an increase of $1.8 million in employee-related costs due to increased headcount, an increase of $1.7 million in professional and outside service costs and $0.5 million in facilities to support the growth in our business.
Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,
	2008	2007	Change
	(Dollars in thousands)
	(Unaudited)
Interest income	$825	$280	195%
Interest expense	(146)	(434)	(67)
Other (expense) income	(39)	53	(174)
Percent of revenue	3%	(2)%
     Interest income increased $0.5 million and interest expense decreased $0.3 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. The increase in interest income was primarily due to higher cash balances in the three months ended March 31, 2008 as compared to the same period in 2007. The decrease in interest expense was a result of a repayment in full of a $20.0 million line of credit in November 2007.
Provision for Income Taxes
     We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.
     Further, compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. Our determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves when it is not probable that an uncertain tax position will be sustained upon examination by a taxing authority. These estimates are subject to change.
Liquidity and Capital Resources
     To date, substantially all of our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed in the fourth quarter of 2007 of approximately $104.6 million, after deducting underwriting discounts and commissions and offering costs.
     The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months
	Ended March 31,
	2008	2007
	(Unaudited)
Net cash used in operating activities	$(3,994)	$(7,203)
Net cash used in investing activities	(9,060)	(3,647)
Net cash (used in) provided by financing activities	(397)	46
Net Cash Used in Operating Activities
     Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business, increases in the number of customers using our subscription services and the amount and timing of customer payments. Cash used in operating activities has historically resulted from losses from operations, changes in working capital accounts and the add back of non-cash expense items such as depreciation, amortization and expense associated with stock-based compensation awards.
     We used $4.0 million of cash in operating activities during the three months ended March 31, 2008. The cash usage was primarily from a net loss of $19.3 million due primarily to the significant investments we incurred to grow our business, adjusted for $4.1 million of non-cash depreciation, amortization and stock-based compensation expenses. We also used $6.6 million of cash in operations resulting from a decrease in accrued compensation and other accrued expense due to primarily paying our annual bonuses and a decrease in accounts payable of $2.4 million. Cash used in operations was offset primarily by a decrease in accounts receivable of $11.5 million and an $11.8 million increase in deferred revenue as a result of amounts billed to customers in advance of when we recognize revenue.
Net Cash Used in Investing Activities
     Historically, our primary investing activities have consisted of capital expenditures associated with our computer equipment, furniture and fixtures and our data center in support of expanding our infrastructure and work force as well as restricted cash amounts related to leased space and credit cards. During the three months ended March 31, 2008, we also had purchases and maturities of available-for-sale securities.
     We used $9.1 million of cash in investing activities during the three months ended March 31, 2008. This use of cash primarily resulted from $11.0 million of purchases of available-for-sale securities, $88,000 in capital expenditures related to purchases of additional equipment for our expanding infrastructure and work force, offset by $2.0 million of the maturity of available-for-sale securities. The capital expenditures are net of sales of certain fixed assets totaling $101,000 during the quarter ended March 31, 2008.
Net Cash Provided by Financing Activities
     We used $397,000 of cash from financing activities during the three months ended March 31, 2008, primarily due to the payment of $545,000 related to cost for our initial public offering offset by the exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
     As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2008 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Sensitivity
     We had cash and cash equivalents of $68.9 million and marketable securities of $17.6 million as of March 31, 2008, respectively. These amounts were held primarily in cash, money market funds, commercial paper or government agencies, which are short-term in nature. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had changed by 5% in the three months ended March 31, 2008, our interest income would not have been materially affected.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     On March 11, 2008, the Company filed suit against Softscape, Inc. in the United States District Court of the Northern District of California for false advertising, trademark infringement, computer fraud and abuse, defamation, trade libel, intentional interference with prospective economic relations, and unfair competition. The Company also moved for a temporary restraining order. On March

13, 2008, the court granted the Company a temporary restraining order. On March 28, 2008, the court granted SuccessFactors a preliminary injunction. Softscape has admitted it created the presentation at issue. The case is in the discovery stage and remains pending. We believe that we do not have any material exposure in this matter, however, the costs of litigation, regardless of outcome, can be material.
     In the ordinary course of our business, we are also party to other litigation. However, we do not believe these matters, individually or in the aggregate, will have a material adverse effect on our business.

Item 1A. Risk Factors
          A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.
     We have incurred significant losses in each fiscal period since our inception in 2001. At March 31, 2008, we had an accumulated deficit of $160.6 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We expect our operating expenses to increase in the future due to our expected increased sales and marketing expenses, operations costs and general and administrative costs and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our recent revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
     We have now substantively completed a remediation plan which addressed the matters identified through the fiscal 2006 audit. Specifically, we have hired additional accounting and finance personnel, increased the review process in areas that had previously resulted in audit adjustments and formalized our policies and procedures in critical accounting areas. Management has completed an evaluation of the effectiveness of the additional controls and has concluded that the material weaknesses described above had been remedied as of December 31, 2007 and no longer existed as of that date. Despite the remediation of these prior material weaknesses and significant deficiencies, we could in future periods, including the current year, identify additional material weaknesses or significant deficiencies, which adversely impact our financial statements. If we experience additional material weaknesses, these could result in material audit adjustments, or cause investors to lose confidence in our ability to operate our business, any of which could negatively impact our stock price.
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
     We recognize revenue over the terms of our customer agreements, which typically range from one to three years, with some up to five years. As a result, most of our quarterly revenue results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our application suite in any quarter may not adversely affect our revenue for that quarter, but will negatively affect revenue in future quarters. In particular, if such a shortfall were to occur in our fourth quarter, it may be more difficult for us to increase our customer sales to recover from such a shortfall as we have historically entered into a significant portion of our customer agreements during the fourth quarter. In addition, we may be unable to adjust our cost structure to reflect reduced revenue. Accordingly, the effect of significant downturns in sales of our application suite may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
     We have recently experienced a period of rapid growth in our headcount and operations. For example, we grew from 188 employees at December 31, 2005 to 716 employees at March 31, 2008. We have also increased the size of our customer base from 341 customers at December 31, 2005 to over 1,950 customers at March 31, 2008. We anticipate that we will further expand our operations. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
   Failure to adequately expand and ramp our direct sales force and develop and expand our indirect sales channel will impede our growth.
     We will need to continue to expand our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand and ramp our direct sales force and engage additional third-party channel partners, both domestically and internationally. Identifying and recruiting these people and entities and training them in the use of our application suite require significant time, expense and attention. This expansion will require us to invest significant financial and other resources. We typically have no long-term agreements or minimum purchase commitments with any of our channel partners, and our agreements with these channel partners do not prohibit them from offering products or services that compete with ours. Our business will be seriously harmed if our efforts to expand our direct and indirect sales channels do not generate a corresponding significant increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business.
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
     We have derived a substantial majority of our historical revenue from sales of our Performance Management and Goal Management modules. If these modules do not remain competitive, or if we experience pricing pressure or reduced demand for these modules, our future revenue could be negatively affected, which would harm our future operating results

   The market for on-demand applications is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.
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
     We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, Authoria, Inc., Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, Plateau Systems, Ltd., Salary.com, Inc., SAP AG, Softscape, Inc., StepStone Solutions GmbH, SumTotal Systems Inc., Taleo Corporation and Vurv Technology (formerly Recruitmax)
     Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Moreover, many software vendors could bundle human resources products or offer them at a low price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of strategic human resource functions at lower prices or with greater depth than our application suite. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
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
     In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation, such as our current litigation against Softscape, brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously harm our brand and adversely impact our business.
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
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to expand sales and marketing activities, develop new features and modules to enhance our existing application suite, to enhance our operating infrastructure and to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The United States debt markets experienced extreme turbulence in 2007 and during the first quarter of 2008. As a result, many companies found it difficult or impossible to raise debt on acceptable terms. We can provide no assurance that sufficient financing will be available for necessary or desirable infrastructure expenditures or acquisitions and, accordingly, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
   Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.
     As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed a variety of new requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
     The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale. Substantially all of our outstanding shares of common stock will become freely tradeable on May 26th, 2008, upon the expiration of the lock-up agreements in connection with our initial public offering, subject to volume and manner of sales restrictions in the case of shares held by our affiliates.
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
     Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 73% of our outstanding common stock as of March 31, 2008. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:
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
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. We used approximately $4.0 million of the proceeds for working capital during the quarter ended March 31, 2008. We expect to use the remaining net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.
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
     Item 3. Defaults Upon Senior Securities
     None
     Item 4. Submission of Matters to a Vote of Security Holders
     None
     Item 5. Other Information
     None
     Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuccessFactors, Inc.

By:	/s/ Bruce Felt

Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2008

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.