Form 10-K/A
period 2007-12-31
SuccessFactors, Inc.
filed 2008-06-03
CIK 1402305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

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

EXPLANATORY NOTE

Items 7 and 15 of the Registrant’s Annual Report on Form 10-K are hereby amended to reflect changes to the sections entitled “Management’s Discussion and Analysis and Financial Condition and Results of Operations — Overview,” “— Critical Accounting Policies and Estimates — Accounting for Stock-Based Awards” and Note 7 to the Registrant’s Consolidated Financial Statements.” The purpose of these changes is to revise certain of the disclosures in these sections. The amounts set forth in the Registrant’s Consolidated Financial Statements have not changed. Each of these sections have been repeated in their entirety as set forth in this Form 10-K/A.

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

Costs associated with generating customer agreements are generally incurred up front. These upfront costs exclude direct incremental sales commissions, which are recognized ratably over the term of the customer agreement. Although we expect customers to be profitable over the duration of the customer relationship, in earlier periods these upfront costs may exceed related revenue. Accordingly, an increase in the mix of new customers as a percentage of total customers may initially negatively impact our operating results. On the other hand, we expect that a decrease in the mix of new customers as a percentage of total customers will positively impact our operating results. Based on an analysis of the customers that we added in 2004, we recognized revenue from subscriptions to our software of approximately $1.1 million in the aggregate from these customers in 2004 and we incurred significant costs during 2004 to generate this revenue and support these customers, creating a significant negative contribution margin, as defined below, from these customers in 2004. During 2007, we recognized revenue of approximately $5.1 million in the aggregate from the customers that were added in 2004, including revenue from renewals and licensing of additional modules and users, and we estimate that our costs to support these customers and generate this revenue during 2007 was approximately $1.6 million, resulting in a contribution margin of approximately 68%. We define contribution margin for a period as the excess of the revenue recognized from subscriptions to our software from these customers for the period over the estimated expenses for the period associated with, in the case of 2004, adding these customers or, in the case of 2007, supporting these customers and renewing the contracts or licensing them additional modules and users, expressed as a percentage of associated revenue. We estimated the expenses of supporting these customers and generating this revenue based on an analysis of personnel time, costs from operational areas and an overhead allocation that was proportional to that time and those costs. Although we believe the estimates and assumptions we used to estimate the expenses are reasonable, the estimated expenses and resulting contribution margin could vary significantly from the amounts disclosed above had we used different estimates and assumptions. Moreover, we cannot assure you that we will experience similar contribution margins from customers added in other years or in future periods. You should not rely on the estimated expenses or contribution margin as being indicative of our future performance. Because the size of our customer base has grown substantially in recent periods and we expect to continue to add new customers, we expect that at many times, large numbers of our customers could be in the early stages of their subscription term. Accordingly, we may not generate positive contribution margins. We define contribution margin for a period as the excess of the revenue recognized from subscriptions to our software from these customers for the period over the estimated expenses for the period. In addition, we may not achieve profitability even if we generate positive contribution margins from customers. We encourage you to read our consolidated financial statements that are included in this annual report on Form 10-K.

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

In May 2006, a valuation of our common stock was performed in order to assist our Board of Directors in determining the fair value of our common stock. The valuation report valued our common stock as of May 16, 2006. Subsequently, contemporaneous valuations as of October 16, 2006, December 31, 2006, April 9, 2007, July 13, 2007 and September 10, 2007 were performed.

A market-comparable approach and the income approach were used to estimate our aggregate enterprise value at each valuation date. The market-comparable approach estimates the fair market value of a company by applying market multiples of publicly-traded firms in the same or similar lines of business to the results and projected results of the company being valued. When choosing the market-comparable companies to be used for the market-comparable approach, we focused on companies providing enterprise software solutions. Some of the specific criteria used to select comparable companies within the enterprise software segment included a focus on human capital management, high near-term growth rates and software as a service business model. The comparable companies remained largely unchanged during the valuation process. The income approach involves applying an appropriate risk-adjusted discount rate to projected debt-free cash flows, based on forecasted revenue and costs.

We also prepared financial forecasts for each valuation report date used in the computation of the enterprise value for both the market-comparable approach and the income approach. The financial forecasts were based on assumed revenue growth rates that took into account our past experience and future expectations. The risks associated with achieving these forecasts were assessed in selecting the appropriate cost of capital rates, which ranged from 20% to 25%.

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

Also in connection with the preparation of our consolidated financial statements, we reassessed the fair value of our common stock for financial reporting purposes at interim dates between the valuations. For these interim periods we adjusted the fair value based on market conditions and whether we achieved company milestones, secured new customers and hired key personnel, when we deemed appropriate. Over 2006 and through our initial public offering in November 2007, we had a number of developments in our business that we believe contributed to increases in the fair value of our common stock as discussed below.

The May 16, 2006 valuation was used to determine the fair value of our common stock as of May 17, July 21 and September 8, 2006. The valuation used a risk-adjusted discount of 25%, a non-marketability discount of 38% and an estimated time to a liquidity event of greater than 12 months. The expected outcomes were weighted more toward remaining as a private company (50-65%), with lower weights for an IPO (25-30%) and a sale (10-15%), and with the lowest weight given to a liquidation scenario (0-5%). This valuation indicated a fair value of $1.30 per share for our common stock. We reassessed the fair value per share of our common stock from $1.30 per share as of July 21, 2006 to $1.40 per share at September 8, 2006, due largely to the fact that our customer base had grown over this period, and continued to significantly increase. In addition, we had recently added our Learning and Development module in the second quarter of 2006.

On October 16, 2006, another valuation was performed in order to update the determination of the fair value for our common stock as of November 3, November 6, November 15 and December 7, 2006 and January 16, 2007. The valuation used a risk-adjusted discount of 25%, a non-marketability discount of 36% and an estimated time to a liquidity event of greater than 12 months. The expected outcomes were weighted more toward remaining as a private company (50-65%), with lower weights for an IPO (25-30%) and a sale (10-15%), and with the lowest weight given to a liquidation scenario (0-5%). This valuation indicated a fair value of $1.60 per share for our common stock. The increase in the fair value between September 8, 2006 and the date of this valuation relates mostly to our filling of an executive-level open position with the hiring of our Vice President, General Counsel and the release of additional features to our application suite during the third quarter of 2006.

On April 9, 2007, another valuation was performed which we used in determining the fair value of our common stock as of April 19, 2007 due to the proximity of the valuation date to the grant date. The valuation used a risk-adjusted discount of 25%, a non-marketability discount of 27% and an estimated time to a liquidity event between six and 12 months. The expected outcomes were then weighted more toward an IPO (50-60%), with lower weights for remaining as a private company (20-30%) and a sale (15-20%), and with the lowest weight given to a liquidation scenario (0-5%). This valuation indicated a fair value of $4.95 per share for our common stock. The increase in the fair value between the valuation performed on October 16, 2006 and the date of this valuation relates to the change in the weightings of the different probabilities more toward an IPO and away from remaining as a private company due to a change in the Board of Director’s outlook regarding the potential success and timing of an IPO. The increase also relates to continued significant increases in the number of our customers, reaching 850 as of December 31, 2006 and 1,300 as of March 31, 2007, and continued significant growth of our revenue during the fourth quarter of 2006 resulting in a change in management’s and the Board of Director’s future expectations due to faster than anticipated growth from rapid customer acquisition. We also hired our Chief Financial Officer and two other Vice Presidents and released the SMART Goal wizard, our Recruiting Management module, as well as other features during this period.

In connection with the preparation of our consolidated financial statements in anticipation of a potential initial public offering and due to the increase in value between the October 16, 2006 contemporaneous valuation and the April 9, 2007 contemporaneous valuation, a retrospective valuation of our common stock was performed as of December 31, 2006. The retrospective valuation used a risk-adjusted discount of 25%, a non-marketability discount of 34% and an estimated time to a liquidity event of greater than 12 months. The expected outcomes were still weighted more toward remaining as a private company (45-50%) with lower weights for an IPO (30-35%) and a sale (15-20%), with the lowest weight given to a liquidation scenario (0-5%), but the differences between the probability of remaining a private company and a sale or IPO are decreasing when compared to the probabilities used for the October 16, 2006 contemporaneous valuation. This retrospective valuation resulted in a reassessed fair value of $3.60 per share for our common stock as of December 31, 2006. We used this amount for the reassessed value for the stock option grant made on January 16, 2007 due to the proximity of the grant date to December 31, 2006 retrospective valuation.

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

On July 13, 2007, another valuation was performed which we used in determining the fair value of our common stock as of July 18 and 19, 2007 due to the proximity of the valuation date to the grant dates. The valuation used a risk-adjusted discount of 20%, a non-marketability discount of 19% and an estimated time to a liquidity event between 1 and 3 months. The expected outcomes were weighted more toward an IPO (60-65%), with lower weights for remaining as a private company (15-20%) and a sale (15-25%), and with no weight given to a liquidation scenario (0%). This valuation indicated a fair value of $8.50 per share for our common stock. The increase in the fair value between the contemporaneous valuation performed on April 9, 2007 and the date of this contemporaneous valuation relates to the change in the weightings of the different probabilities even more toward the IPO and away from remaining as a private company, our continued growth in the number of our customers from 1,300 as of March 31, 2007 to 1,400 as of June 30, 2007, and the continued growth in our revenue during the second quarter of 2007.

On September 10, 2007, another valuation was performed which we used in determining the fair value of our common stock as of September 14 and October 3, 2007. The valuation used a risk-adjusted discount of 20%, a non-marketability discount of 19% and an estimated time to a liquidity event between 1 and 3 months. The expected outcomes were weighted significantly more toward an IPO (70-75%), with lower weights for remaining as a private company (5-15%) and a sale (15-20%), and with no weight given to a liquidation scenario (0%). This valuation indicated a fair value of $8.75 per share for our common stock.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

Page

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	21
Consolidated Balance Sheets	22
Consolidated Statements of Operations	23
Consolidated Statements of Convertible Preferred Stock, Stockholders’ Equity (Deficit)	24
Consolidated Statements of Cash Flows	25
Notes to Consolidated Financial Statements	26
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

Given the absence of an active market for the Company’s common stock, the Company’s Board of Directors historically determined the fair value of the Company’s common stock in connection with the Company’s grant of stock options and stock awards. The Company’s Board of Directors made these determinations based on the business, financial and venture capital experience of the individual directors along with input from management. In May 2006, a valuation was prepared in order to assist the Board of Directors in determining the fair value of the Company’s common stock. The valuation report valued the Company’s common stock as of May 2006. Subsequently, contemporaneous valuations as of October 16, 2006, April 9, 2007, July 13, 2007 and September 10, 2007 were performed. The Company also retrospectively valued the Company’s common stock as of December 31, 2006. Management also reassessed the fair market value of its common stock for financial statement reporting purposes at interim dates during the two years ended December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

SUCCESSFACTORS, INC.

By:	/s/ LARS DALGAARD
Name:     Lars Dalgaard

Title:	President and Chief Executive Officer

Date: June 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment has been signed below by the following persons in behalf of the Registrant in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Lars Dalgaard Lars Dalgaard		President, Chief Executive Officer and Director (Principal Executive Officer)	June 2, 2008

/s/ Bruce Felt Bruce Felt		Chief Financial Officer (Principal Financial and Accounting Officer)	June 2, 2008

/s/ * David N. Strohm		Chairperson of the Board of Directors	June 2, 2008

/s/ * Douglas J. Burgum		Director	June 2, 2008

/s/ * Eric C. W. Dunn		Director	June 2, 2008

/s/ * William E. McGlashan, Jr.		Director	June 2, 2008

/s/ * Elizabeth A. Nelson		Director	June 2, 2008

/s/ * David G. Whorton		Director	June 2, 2008

*By:	/s/ Bruce Felt Bruce Felt	Attorney-in-Fact	June 2, 2008

EXHIBIT INDEX

Exhibit No.		Document

3.1		Restated Certificate of Incorporation of Registrant.
3.2		Amended and Restated Bylaws of Registrant.
4.1		Form of Registrant’s common stock certificate.(1)
4.2		Fourth Amended and Restated Investor Rights Agreement, dated as of May 19, 2006, between Registrant and certain Stockholders of Registrant.(2)
10.1		Form of Indemnity Agreement entered into between Registrant and its directors and executive officers.(2)
10	.2*	2001 Stock Option Plan.(2)
10	.3*	Form of Stock Option Agreement and Exercise Notice and Restricted Stock Purchase Agreement under the 2001 Stock Option Plan.(2)
10	.4*	2007 Equity Incentive Plan.(3)
10	.5*	Form of Notice of Stock Option Grant, Stock Option Agreement and Stock Option Exercise Agreement, Notice of Restricted Stock Award Grant and Restricted Stock Purchase Agreement, Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement, Notice of Stock Bonus Award Grant and Stock Bonus Agreement and Notice of Stock Appreciation Right Grant and Stock Appreciation Right Agreement under the 2007 Equity Incentive Plan.(4)
10	.6*	Offer Letter, dated October 10, 2006, between Registrant and Bruce C. Felt, Jr.(2)
10	.7*	Offer Letter, dated April 3, 2001, between Registrant and Luen Au.(2)
10.8		Office Lease Agreement, dated August 24, 2006, between Registrant and CLPF-BridgePointe, L.P.(2)
10.9		e-business Hosting Agreement, dated June 30, 2003, between Registrant and International Business Machines Corporation.(2)
10.10		Series E Preferred Stock Purchase Agreement, dated May 19, 2006, between Registrant and certain Stockholders of Registrant.(2)
10.11		Series D Preferred Stock Purchase Agreement, dated February 11, 2005, between Registrant and certain Stockholders of Registrant.(2)
10.12		Series C Preferred Stock Purchase Agreement, dated May 7, 2004, between Registrant and certain Stockholders of Registrant.(2)
10.13		Loan and Security Agreement, dated June 7, 2006, between Registrant and Lighthouse Capital Partners V, L.P.(2)
10.14		Warrant to Purchase Preferred Stock of Registrant issued to KarrScheffel, LLC, dated April 19, 2007.(2)
10.15		Preferred Stock Purchase Warrant of Registrant issued to Lighthouse Capital Partners V, L.P., dated June 7, 2006.(2)
10	.16*	Employment Letter Agreement, dated July 19, 2007, between Registrant and Lars Dalgaard.(2)
10	.17*	Offer Letter, dated July 16, 2007, between Registrant and Paul Albright.
10	.18*	Offer Letter, dated August 28, 2007, between Registrant and Jay Larson.
10	.19*	Offer Letter, dated June 27, 2006, between Registrant and Julian Ong.
23	.1†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature page hereto).
31	.1†	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Registrant Employee Welcome Letter.(5)

(1)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed on October 31, 2007 (File No. 333-144758).

(2)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, filed on July 20, 2007 (File No. 333-144758).

(3)	Incorporated by reference to the Exhibits filed with Amendment No. 8 to the Company’s Registration Statement on Form S-1, filed on November 13, 2007 (File No. 333-144758).

(4)	Incorporated by reference to the Exhibits filed with Amendment No. 7 to the Company’s Registration Statement on Form S-1, filed on November 9, 2007 (File No. 333-144758).

(5)	Incorporated by reference to the Exhibit filed with Amendment No. 1 Company’s Registration Statement on Form S-1, filed on August 31, 2007 (File No. 333-144758).

*	Indicates management contract or compensatory plan or arrangement.

†	Filed herewith.