Form 10-Q
period 2008-06-30
SuccessFactors, Inc.
filed 2008-08-14
CIK 1402305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33755
SUCCESSFACTORS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3398453 (I.R.S. Employer Identification No.)

1500 Fashion Island Blvd., Suite 300 San Mateo, California (Address of principal executive offices)	94404 (Zip Code)
(650) 645-2000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
As of August 8, 2008, there were approximately 55,783,898 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$78,324	$82,274
Marketable securities	27,357	8,513
Accounts receivable, net of allowance for doubtful accounts of $614 and $481	33,479	42,072
Deferred commissions	4,884	4,199
Prepaid expenses and other current assets	5,088	2,347

Total current assets	149,132	139,405
Restricted cash	903	964
Property and equipment, net	7,752	6,532
Deferred commissions, net of current portion	6,519	7,343
Other assets	264	300

Total assets	$164,570	$154,544

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$537	$3,595
Accrued expenses and other current liabilities	8,559	7,016
Accrued employee compensation	14,035	18,265
Deferred revenue	102,223	84,624
Current portion of capital lease obligations	35	34

Total current liabilities	125,389	113,534
Capital lease obligations, net of current portion	38	56
Deferred revenue, net of current portion	21,411	16,386
Other long-term liabilities	3,418	4,625

Total liabilities	150,256	134,601
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized as of June 30, 2008 (unaudited) and December 31, 2007; 55,264 and 51,350 shares issued and outstanding (excluding 519 and 679 legally issued and outstanding) as of June 30, 2008 (unaudited) and December 31, 2007, respectively	55	51
Additional paid-in capital	194,076	161,150
Accumulated other comprehensive income	81	55
Accumulated deficit	(179,898)	(141,313)

Total stockholders’ equity	14,314	19,943

Total liabilities and stockholders’ equity	$164,570	$154,544

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$25,714	$15,004	$49,175	$27,395
Cost of revenue (1)	9,244	5,686	18,580	10,737

Gross profit	16,470	9,318	30,595	16,658

Operating expenses: (1)
Sales and marketing	23,261	15,686	44,870	29,308
Research and development	6,250	3,664	11,459	7,221
General and administrative	6,828	4,653	13,920	7,304

Total operating expenses	36,339	24,003	70,249	43,833

Loss from operations	(19,869)	(14,685)	(39,654)	(27,175)
Interest income (expense) and other, net	729	(1,647)	(1,369)	(1,748)

Loss before provision for income taxes	(19,140)	(16,332)	(38,285)	(28,923)
Provision for income taxes	(147)	(31)	(300)	(59)

Net loss	$(19,287)	$(16,363)	$(38,585)	$(28,982)

Net loss per common share, basic and diluted	$(0.37)	$(5.00)	$(0.74)	$(9.44)

Shares used in computing net loss per common share, basic and diluted	52,298	3,270	51,973	3,071

(1)	Amounts include stock-based compensation expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenue	$227	$68	$409	$121
Sales and marketing	900	266	1,685	480
Research and development	265	84	480	130
General and administrative	604	160	1,175	297
See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(38,585)	$(28,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,496	833
Amortization of deferred commissions	3,167	1,594
Stock-based compensation expense	3,749	1,028
Amortization of debt issuance costs	—	197
Adjustment to fair value of convertible preferred stock warrants	—	1,264
Changes in assets and liabilities:
Accounts receivable	8,593	(886)
Deferred commissions	(3,028)	(2,530)
Prepaid expenses and other current assets	(2,741)	(602)
Other assets	36	(96)
Accounts payable	(2,974)	2,434
Other accrued expenses	1,642	2,227
Accrued other compensation	(4,230)	(2,468)
Other liabilities	(123)	628
Deferred revenue	22,624	11,238

Net cash used in operating activities	(10,374)	(14,121)

Cash flows from investing activities:
Restricted cash	61	(152)
Capital expenditures	(2,605)	(2,535)
Purchase of available-for-sale securities	(33,364)	(2,705)
Maturity of available-for-sale securities	14,503	1,880

Net cash used in investing activities	(21,405)	(3,512)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	659	187
Proceeds from initial public offering, net of offering costs	(545)	—
Proceeds from follow-on public offering, net of offering costs	27,688	—
Principal payments on capital lease obligations	(17)	(20)

Net cash provided by financing activities	27,785	167

Effect of exchange rate changes on cash and cash equivalents	43	6

Net decrease in cash and cash equivalents	(3,950)	(17,460)
Cash and cash equivalents at beginning of period	82,274	26,172

Cash and cash equivalents at end of period	$78,324	$8,712

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$200	$7

Income taxes	$95	$—

Non cash transactions:
Property and equipment accrued in accounts payable	$112	$—

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Significant Accounting Policies
     Organization
     Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the Company’s name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand performance and talent management software that enable organizations to optimize the performance of their people to drive business results. The Company’s application suite includes the following modules and capabilities; Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in Europe and Asia.
      Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, for any other interim period or for any other future year.
     The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 5, 2008 and as amended on Form 10K/A on June 3, 2008 for the year ended December 31, 2007. There have been no significant changes in our critical accounting policies that were disclosed in our Annual Report on Form 10-K, as amended on Form 10K/A, for the fiscal year ended December 31, 2007.
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
     The Company’s other services include configuration assistance, including installation and training related to the application suite. These other services are generally sold in conjunction with the Company’s subscriptions. In applying the provisions of EITF Issue No. 00-21, the Company has determined that it does not have objective and reliable evidence of fair value for each element of its arrangements. As a result, these other services are not accounted for separately from the Company’s subscriptions. As these other services do not qualify for separate accounting, the Company recognizes the other services revenue together with the subscription fees ratably over the noncancelable term of the subscription agreement, generally one to three years although terms can extend to as long as five years, commencing on the later of the start date specified in the subscription arrangement, the “initial access date” of the customers’ instance in the Company’s production environment or when all of the revenue recognition criteria have been met. The Company considers delivery to have occurred on the initial access date, which is the point in time that a customer is provided access to use the Company’s on-demand application suite. In the infrequent circumstance in which a customer of the Company has the contractual right to take possession of the software, the Company has applied the provisions noted in EITF Issue No. 00-3 and determined that the customers would incur a significant penalty to take possession of the software. Therefore, these agreements have been accounted for as service contracts outside the scope of SOP 97-2. Sales tax amounts collected from customers have been recorded on a net basis.
      Deferred Revenue
     Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription and other services described above and is recognized when all of the revenue recognition criteria are met. For subscription arrangements with terms of over one year, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, noncancelable subscription agreements. The Company’s other services, such as configuration assistance, are generally sold in conjunction with the subscriptions. The Company recognizes revenue from these other services, together with the subscriptions, ratably over the noncancelable term of the subscription agreement which can extend to as long as five years. The portion of deferred revenue that the Company anticipates will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue. Current deferred revenue also includes subscription agreements with an “initial access date” that has not yet been determined.

      Cost of Revenue
     Cost of revenue primarily consists of costs related to hosting the Company’s application suite, compensation and related expenses for data center, professional services staff and customer services staff, payments to outside service providers, data center and networking expenses, expenses for license royalties and partner referral fees and allocated overhead and depreciation expenses. Allocated overhead includes rent, information technology costs and employee benefits costs and is apportioned to all departments based on relative headcount.
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
     During the three and six months ended June 30, 2008, the Company capitalized $1.8 million and $3.0 million of deferred commissions, respectively, and amortized $1.6 million and $3.2 million, respectively, to sales and marketing expense. As of June 30, 2008, deferred commissions on the Company’s condensed consolidated balance sheet totaled $11.4 million.
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
      Income Taxes
     As part of the process of preparing the unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheets.
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
     In February 2008, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for all nonrecurring fair value measurements of nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 established a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP is effective for the Company beginning January 1, 2009. The adoption of SFAS 157, for which effectiveness was delayed by FSP 157-2, is not expected to have a material impact on the Company’s consolidated financial statements.

3. Cash, Cash Equivalents and Marketable Securities
     Cash, cash equivalents and marketable securities as of June 30, 2008, consisted of the following (unaudited, in thousands):

	As of June 30, 2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$25,036	$—	$—	$25,036
Cash equivalents:
Money market funds	28,905	—	—	28,905
Commercial paper	—	—	—	—
U.S. government notes and bonds	24,383	—	—	24,383

Total cash equivalents	53,288	—	—	53,288

Total cash and cash equivalents	78,324	—	—	78,324
Marketable securities:
U.S. government notes and bonds	26,839		(23)	26,816
Corporate notes	544	—	(3)	541

Total marketable securities	27,383		(26)	27,357

Total cash, cash equivalents and marketable securities	$105,707	$—	$(26)	$105,681

     The Company did not realize any significant gains or losses during the six months ended June 30, 2008. All of the Company’s marketable securities as of June 30, 2008 mature within one year.
     Cash, cash equivalents and marketable securities as of December 31, 2007, consisted of the following (in thousands):

	As of December 31, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$2,904	$—	$—	$2,904
Cash equivalents:
Money market funds	39,220	—	—	39,220
Commercial paper	10,276	—	—	10,276
U.S. government notes and bonds	29,865	9		29,874

Total cash equivalents	79,361	9	—	79,370

Total cash and cash equivalents	82,265	9	—	82,274
Marketable securities:
U.S. government notes and bonds	8,513	—	—	8,513

Total marketable securities	8,513	—	—	8,513

Total cash, cash equivalents and marketable securities	$90,778	$9	$—	$90,787

     All of the Company’s marketable securities as of December 31, 2007 mature within one year.
4. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities as of June 30, 2008 and December 31, 2007 consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2008	2007
	(unaudited)
Accrued royalties	$420	$238
Accrued partner referral fees	190	189
Accrued other liabilities	4,799	2,930
Accrued taxes payable	1,018	613
Deferred rent	267	246
Sales and use taxes	1,865	2,800

	$8,559	$7,016

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
     Accrued employee compensation as of June 30, 2008 and December 31, 2007 consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2008	2007
	(unaudited)
Accrued bonuses payable	$3,710	$7,231
Accrued commissions payable	4,320	7,249
Accrued vacation	4,626	3,229
All other accrued employee compensation payable	1,379	556

	$14,035	$18,265

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
     As of June 30, 2008, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
     The following table presents the cash equivalents and marketable securities carried at fair value as of June 30, 2008 (unaudited, in thousands):

	Fair Value Measurements as of
	June 30, 2008
	Total	Level 1	Level 2

Cash equivalents (1)	$53,288	$28,905	$24,383
Marketable securities (2)	27,357	—	27,357

Total	$80,645	$28,905	$51,740

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which the Company determines fair value through quoted market prices.

(2)	Marketable securities consist of corporate notes and U.S. Government notes and bonds and are priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.

     As of June 30, 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
     Marketable securities are considered available-for-sale and are carried in the Company’s condensed consolidated financial statements at fair market value, with changes in value recorded as unrealized gains and losses in other comprehensive income. As of June 30, 2008 the Company recorded $17,000, net of tax, as net unrealized loss in other comprehensive income. Accumulated gains and losses are reclassified to earnings when and if the securities are sold.
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

7. Stock-Based Compensation
     Common Stock Warrants
     The Company issued a warrant to an investor in June 2006 to purchase up to 499,535 shares of the Company’s common stock at an exercise price of $4.80 per share. In May 2008, the investor elected to follow a net exercise provision of the warrant agreement and converted 499,535 shares in common stock warrants into 287,033 shares of common stock.
     Common Stock Options
     The Company follows the accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123R Share-Based Payment, (SFAS 123R), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period.
     The following table summarizes pre-tax stock-based compensation expense under SFAS123R for the three and six months ended June 30, 2008 and June 30, 2007 (in thousands, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenue	$227	$68	$409	$121
Operating expenses	1,769	510	3,340	907

Total stock-based compensation expense	$1,996	$578	$3,749	$1,028

			Weighted-
		Shares	Average
		Subject to	Exercise
	Shares Available	Options	Price
	for Grant	Outstanding	per Share
	(Shares in thousands)
Balance at December 31, 2007	6,158	13,084	$5.00
Granted (unaudited)	(922)	922	10.82
Exercised (unaudited)	—	(1,131)	1.57
Canceled/forfeited (unaudited)	825	(825)	6.52

Balance at June 30, 2008 (unaudited)	6,061	12,050	$5.67

     The fair value of each stock option granted is estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Expected life from grant date (in years)	3.76	4.29	3.78	4.29
Risk-free interest rate	2.84%	4.37%	2.78%	4.65%
Expected volatility	51%	51%	51%	51%
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$4.57	$4.95	$4.43	$2.32

     As of June 30, 2008, unrecognized compensation cost under the Company’s stock option plans for employee stock options was $19.2 million. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 2.58 years.
      Stock Plans
     In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan, and in November 2007, the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (collectively, the “Plans”). The Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees of the Company, and the 2007 Equity Incentive Plan additionally provides for the issuance of restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Plans are generally for periods not to exceed ten years and must be issued at prices not less than 85% of the estimated fair value of the shares of common stock on the date of grant as determined by the Board of Directors. The Plans provides for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant. Options, or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule. As of June 30, 2008, there were 519,167 shares legally issued and outstanding as a result of the early exercise of stock options. 327,500 of these shares were early exercised by members of the Board of Directors. 191,667 of these shares were early exercised by an executive officer of the Company. Cash received for exercised and unvested shares is recorded as a liability on the accompanying condensed consolidated balance sheets and transferred to common stock and additional paid-in capital as the shares vest. As of June 30, 2008 and December 31, 2007, in accordance with SFAS 123(R), 519,167 and 679,167 shares, respectively, have been excluded from the Company’s condensed consolidated financial statements as the underlying shares of common stock are unvested. As of June 30, 2008 and December 31, 2007, the Company had recorded long-term liabilities of $3.2 million and $4.2 million, respectively, for these options.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(19,287)	$(16,363)	$(38,585)	$(28,982)
Change in foreign currency translation gain (loss), net	(5)	4	43	6
Change in unrealized gain (loss) on marketable securities, net	(39)	—	(17)	—

Comprehensive loss	$(19,243)	$(16,359)	$(38,611)	$(28,976)

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
     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net loss	$(19,287)	$(16,363)	$(38,585)	$(28,982)

Shares used in computing net loss per common share, basic and diluted	52,298	3,270	51,973	3,071

Net loss per common share, basic and diluted	$(0.37)	$(5.00)	$(0.74)	$(9.44)

     The following weighted-average outstanding shares subject to convertible preferred stock, options, and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Convertible preferred stock (as converted basis)	—	32,546	—	32,546
Options to purchase common stock and shares subject to repurchase	5,702	10,853	5,411	10,807
Warrants (as converted basis)	—	504	—	504

	5,702	43,903	5,411	43,857

10. Income Tax
     Income tax expense for the six months ended June 30, 2008 was $300,000 or (0.78)% of pre-tax income, compared to $59,000, or (0.20)% of pre-tax income for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 differs from the U.S. federal statutory rate primarily due to foreign withholding taxes, stock-based compensation and other permanent tax adjustments, partially offset with foreign operational rate benefits. The effective tax rate for the six months ended June 30, 2007 differs from the U.S. federal statutory rate primarily due to permanent tax adjustments, partially offset with foreign operational tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, including statements referencing our expectations relating to operating expenses, including as a percentage of total revenues; the sufficiency of our cash balances and cash flows for the next 24 months; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Report.
Overview
     SuccessFactors provides on-demand performance and talent management software that enables organizations to optimize the performance of their people to drive business results. Our application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. Since we were formed in 2001, our customer base has grown to over 2,140 customers, across over 60 industries with nearly 4.0 million end users in over 185 countries using our application suite in 22 languages.
     We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 7% of revenue for the six months ended June 30, 2008. For the six months ended June 30, 2008, we did not have any single customer that accounted for more than 5% of our revenue. Initially, we primarily targeted our sales and marketing efforts at large enterprises, and later, we expanded our sales and marketing efforts to also target small and mid-sized organizations.
     Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the six months ended June 30, 2008, 87% of our revenue was generated from customers in the United States. We continue our strategy to invest in and enter new markets. During the second quarter we expanded our presence in the EMEA (Europe, Middle East, Africa) region. The EMEA region has delivered 287% revenue growth through the six months ended June 30, 2008, as compared to the same period in 2007. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to continue to increase.
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
     We have experienced rapid growth in the recent period. Our customer base rose by approximately 190, during the current quarter to over 2,140 customers as of June 30, 2008.
     We believe the market for performance and talent management is large and underserved. Accordingly, we plan to incur significant additional operating expenses, particularly for sales and marketing activities, to pursue this opportunity and in research and development, to develop new products. We expect operating losses to continue to increase but at lower rates as we intend to continue to aggressively pursue new customers for the foreseeable future.

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
     As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, we consider our estimates of the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:
•	Revenue Recognition

•	Accounting for Commission Payments

•	Accounting for Stock-Based Awards

•	Sales and Use Taxes

•	Allowance for Doubtful Accounts
     There have been no changes to our critical accounting policies since December 31, 2007.
Results of Operations
     The following table presents certain financial data for the three and six month periods ended June 30, 2008 and 2007 as a percentage of revenue (unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenue	100%	100%	100%	100%
Cost of revenue	36	38	38	39

Gross margin	64	62	62	61

Operating expenses:
Sales and marketing	90	105	91	107
Research and development	24	24	23	26
General and administrative	27	31	28	27

Total operating expenses	141	160	142	160

Loss from operations	(77)	(98)	(80)	(99)
Interest income (expense) and other, net	3	(11)	3	(7)

Loss before provision for income taxes	(74)	(109)	(77)	(106)
Provision for income taxes	(1)	—	(1)	—

Net loss	(75)%	(109)%	(78)%	(106)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue
     The following table presents our revenue for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)

Revenue	$25,714	$15,004	71%	$49,175	$27,395	80%
     Revenue for the three months ended June 30, 2008 increased by $10.7 million, or 71%, as compared to the same period in 2007. The year-over-year increase in revenue for the three months ended June 30, 2008 was primarily due to a $6.2 million increase in revenue from existing customers, which includes renewals and subscriptions for additional modules and end users, and a $4.5 million increase in new business, which we define as revenue from new customers. As of June 30, 2008, we had over 2,140 customers, as compared to 1,167 at June 30, 2007.
     Revenue from customers in the United States accounted for $22.9 million, or 89% of revenue in the three months ended June 30, 2008, compared to $13.7 million, or 91% of revenue, in the three months ended June 30, 2007.
     Revenue for the six months ended June 30, 2008 increased by $21.8 million, or 80%, as compared to the same period in 2007. Growth in our revenue for the six months ended June 30, 2008, was primarily due to a $12.5 million increase in revenue from existing customers and a $9.3 million increase in new business. In addition, we benefited by the early termination of a customer agreement. This agreement was terminated prior to the end of its contractual term when the customer was acquired. Upon the termination, deferred revenue of $0.8 million was recognized as revenue, shifting revenue into the first six months of fiscal 2008 that would have otherwise been recognized in future periods.
     Revenue from customers in the United States accounted for $42.8 million, or 87% of revenue in the six months ended June 30, 2008, compared to $25.4 million, or 93% of revenue, in the six months ended June 30, 2007.
Cost of Revenue and Gross Margin
     The following table presents our revenue, cost of revenue, gross profit and gross margin for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)

Revenue	$25,714	$15,004	71%	$49,175	$27,395	80%
Cost of revenue	9,244	5,686	63%	18,580	10,737	73%

Gross profit	$16,470	$9,318	77%	$30,595	$16,658	84%

Gross margin	64%	62%		62%	61%
     Cost of revenue increased by $3.6 million, or 63%, from the three months ended June 30, 2007 to the three months ended June 30, 2008, primarily due to an increase of $2.9 million in employee-related costs due to higher headcount, an increase in data center costs of $0.5 million and an increase in license royalties and partner referral fees of $0.2 million offset by a decrease of $0.5 million in outside professional services. Gross margin increased from 62% for the three months ended June 30, 2007 to 64% for the three months ended June 30, 2008. Cost of revenue increased $7.8 million, or 73%, from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to an increase of $5.7 million in employee-related costs due to higher headcount and, to a lesser extent, higher costs across other areas of operations. Gross margin increased from 61% for the six months ended June 30, 2007 to 62% for the six months ended June 30, 2008. The increase in gross margin was primarily due to higher revenue, increased renewals period over period, which have lower cost of revenue as a percentage of revenue, more efficient utilization of professional services personnel, and a larger customer base over which to spread fixed costs.

Operating Expenses
     Sales and Marketing
The following table presents our sales and marketing expenses for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)

Sales and marketing	$23,261	$15,686	48%	$44,870	$29,308	53%
Percent of revenue	91%	105%		91%	107%
     Sales and marketing expenses increased by $7.6 million, or 48%, from the three months ended June 30, 2007 to the three months ended June 30, 2008, primarily due to increases of $3.7 million in employee-related costs, primarily resulting from increased sales and marketing personnel, $1.5 million in sales commission expenses as a result of increased revenues, $1.7 million in marketing and promotional spending and $0.4 million in allocated overhead costs.
     Sales and marketing expenses increased by $15.6 million, or 53%, from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to increases of $12.0 million in employee-related costs, primarily resulting from increased sales and marketing personnel, $1.9 million in marketing spend to generate new business, $0.8 million in allocated overhead costs, $0.5 million in travel and entertainment spending and $0.4 million in outside services. We expect sales and marketing expenses to increase in the second half of 2008 as compared to our second quarter.
     Research and Development
The following table presents our research and development expenses for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)

Research and development	$6,250	$3,664	71%	$11,459	$7,221	59%
Percent of revenue	24%	24%		23%	26%
     Research and development expenses increased by $2.6 million, or 71%, from the three months ended June 30, 2007 to the three months ended June 30, 2008, primarily due to an increase of $1.9 million in employee-related costs as we increased our research and development headcount to support our growth and a $0.5 million increase in outside services.
     Research and development expenses increased by $4.2 million, or 59%, from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to an increase of $3.4 million in employee-related costs as we increased our research and development headcount to support our growth and a $0.5 million increase in outside services. We plan to invest in research and development at comparable or higher rates through the balance of 2008, and accordingly, we expect research and development expenses to increase in absolute dollars for the balance of 2008.
     General and Administrative
The following table presents our general and administrative expenses for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)

General and administrative	$6,828	$4,653	47%	$13,920	$7,304	91%
Percent of revenue	26%	31%		28%	27%

     General and administrative expenses increased by $2.2 million, or 47%, from the three months ended June 30, 2007 to the three months ended June 30, 2008, primarily due to an increase of $2.0 million in employee-related costs due to increased headcount, plus $0.2 million increase in sales and use tax expense.
     General and administrative expenses increased $6.6 million, or 91%, from the six months ended June 30, 2007 to the six months ended June 30, 2008, primarily due to an increase of $4.0 million in employee-related costs due to increased headcount an increase of $1.5 million in professional and outside service costs. In addition, sales and use tax increased by $0.3 million and depreciation and telecom increased by $0.6 million.
Interest Income (Expense) and Other, Net
The following table presents our interest and other income (expense) expenses for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)

Interest income (expense) and other, net	$729	$(1,797)	(594)%	$(1,369)	$(1,748)	22%
Percent of revenue	3%	(11)%		2%	(7)%
     Interest income increased by $0.5 million and interest expense decreased by $0.6 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. The increase in interest income was primarily due to higher cash balances in the three months ended June 30, 2008 as compared to the same period in 2007. The decrease in interest expense was a result of a repayment of line of credit in November 2007 for which $10.0 million was outstanding during the three months ended June 30, 2007. In addition, we reversed interest expense previously accrued related to various state sales taxes totaling approximately $0.4 million in the three months ended June 30, 2008.
     Interest income increased by $0.9 million and interest expense decreased by $0.9 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. The increase in interest income was primarily due to higher cash balances in the six months ended June 30, 2008 as compared to the same period in 2007. The decrease in interest expense was a result of the repayment of our line of credit described above. In addition, we reversed interest expense previously accrued related to various state sales taxes of approximately $0.4 million in the six months ended June 30, 2008.
      Provision for Income Taxes
     We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.
     Further, compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. Our determinations include many decisions based on our knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves when it is not probable that an uncertain tax position will be sustained upon examination by a taxing authority. These estimates are subject to change.
     Income tax expense for the three months ended June 30, 2008 was $147,000, or (0.77)% of pre-tax income, compared to $31,000, or (0.19)% of pre-tax income for the three months ended June 30, 2007. The effective tax rate for the second quarter of 2008 differs from the U.S. federal statutory rate primarily due to foreign withholding taxes, stock based compensation and other permanent tax adjustments, partially offset with foreign operational rate benefits. The effective tax rate for the second quarter of 2007 differs from the U.S. federal statutory rate primarily due to permanent tax adjustments, partially offset with foreign operational tax benefits.

     Income tax expense for the six months ended June 30, 2008 was $300,000, or (0.78)% of pre-tax income, compared to $59,000, or (0.20)% of pre-tax income for the six months ended June 30, 2007. The effective tax rate for the second quarter of 2008 differs from the U.S. federal statutory rate primarily due to foreign withholding taxes, stock based compensation and other permanent tax adjustments, partially offset with foreign operational rate benefits. The effective tax rate for the second quarter of 2007 differs from the U.S. federal statutory rate primarily due to permanent tax adjustments, partially offset with foreign operational tax benefits.
Liquidity and Capital Resources
     To date, substantially all of our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed in the fourth quarter of 2007 of approximately $104.6 million, after deducting underwriting discounts and commissions and offering costs. In June 2008, we completed a public offering of 8,828,691 shares of our common stock, of which, 2,500,000 shares were sold by us and 6,328,691 shares were offered by certain selling stockholders. We raised approximately $27.4 million in net proceeds after deducting underwriting discounts and commissions of $1.5 million and other offering expenses of approximately $0.6 million. At June 30, 2008, $250,000 of these costs had not been paid.
     The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Net cash used in operating activities	$(10,374)	$(14,121)
Net cash used in investing activities	(21,405)	(3,512)
Net cash provided by financing activities	27,785	167
     Net Cash Used in Operating Activities
     Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business, increases in the number of customers using our subscription services and the amount and timing of customer payments. Cash used in operating activities has historically resulted from losses from operations, changes in working capital accounts, offset by the add back of non-cash expense items such as depreciation, amortization and expense associated with stock-based compensation awards.
     Cash used by operating activities in the six months ended June 30, 2008 of $10.4 million was primarily from a net loss of $38.6 million due primarily to the significant investments we have made to grow our business, offset by $8.4 million of non-cash depreciation, amortization and stock-based compensation expenses. We also used $3.0 million of cash in operations resulting from an increase in deferred commissions, a $2.7 million increase in prepaid expenses and other assets, a $2.6 million decrease in accrued compensation and other accrued expense due to primarily paying our annual bonuses during the first quarter and a decrease in accounts payable of $3.0 million. Cash used in operations was offset primarily by a decrease in accounts receivable of $8.6 million and a $22.6 million increase in deferred revenue as a result of amounts billed to customers in advance of when we recognize revenue.
     Net Cash Used in Investing Activities
     Historically, our primary investing activities have consisted of capital expenditures associated with our computer equipment, furniture and fixtures and our data center in support of expanding our infrastructure and work force as well as restricted cash amounts related to leased space and credit cards. During the six months ended June 30, 2008, we also had purchases and maturities of available-for-sale securities.
     Cash used by investing activities in the six months ended June 30, 2008 of $21.4 million primarily resulted from $33.4 million of purchases of available-for-sale securities, $2.6 million in capital expenditures related to purchases of additional equipment for our expanding infrastructure and work force, offset by $14.5 million of the maturity of available-for-sale securities. The capital expenditures are net of sales of certain fixed assets totaling $101,000 during the six months ended June 30, 2008.
     Net Cash Provided by Financing Activities

     Cash provided by financing activities in the six months ended June 30, 2008 was $27.8 million primarily due to net proceeds from our secondary public offering of $27.7 million and proceeds from the exercise of stock options of $0.7 million offset by payments of $0.5 million related to offering costs from our initial public offering paid during the quarter.
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
Off-Balance Sheet Arrangements
     We do not have any special purpose entities and, other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk
     As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2008 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
     Interest Rate Sensitivity
     We had cash and cash equivalents of $78.3 million and marketable securities of $27.4 million as of June 30, 2008. These amounts were held primarily in cash, money market funds, commercial paper or government notes and bonds and corporate notes, which are short-term in nature. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had changed by 5% in the six months ended June 30, 2008, our interest income would not have been materially affected.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     On March 11, 2008, the Company filed suit against Softscape, Inc. in the United States District Court of the Northern District of California for false advertising, trademark infringement, computer fraud and abuse, defamation, trade libel, intentional interference with prospective economic relations, and unfair competition. The Company also moved for a temporary restraining order. On March 13, 2008, the court granted the Company a temporary restraining order. On March 28, 2008, the court granted SuccessFactors a preliminary injunction. Softscape has admitted it created the presentation at issue. This case is in the discovery stage and remains pending. On June 5, 2008, Softscape filed suit against the Company in Middlesex Superior Court of Massachusetts for alleged misappropriation of trade secrets, tortious interference with contractual relations, and unfair competition. This case is in the early stages and remains pending. We believe that we do not have any material exposure in these matters; however, the costs of litigation, regardless of outcome, can be material.
     In the ordinary course of our business, we are also party to other litigation. However, we do not believe these matters, individually or in the aggregate, will have a material adverse effect on our business.

Item 1A. Risk Factors
          A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K, as amended on June 3, 2008, by Form 10-K/A for the year ended December 31, 2007. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
     We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.
     We have incurred significant losses in each fiscal period since our inception in 2001. At June 30, 2008, we had an accumulated deficit of $179.9 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We expect our operating expenses to increase in the future due to our expected increased sales and marketing expenses, research and development expenses, operations costs and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our recent revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
     We recognize revenue over the terms of our customer agreements, which typically range from one to three years, with some up to five years. As a result, most of our quarterly revenue results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our application suite in any quarter may not adversely affect our revenue for that quarter, but will negatively affect revenue in future quarters. In particular, if such a shortfall were to occur in our fourth quarter, it may be more difficult for us to increase our customer sales to recover from such a shortfall as we have historically entered into a significant portion of our customer agreements during the fourth quarter. In addition, we may be unable to adjust our cost structure to reflect this potential reduction in revenue. Accordingly, the effect of significant downturns in sales of our application suite may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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
     We have recently experienced a period of rapid growth in our headcount and operations. For example, we grew from 188 employees at December 31, 2005 to 724 employees at June 30, 2008. We have also increased the size of our customer base from 341 customers at December 31, 2005 to over 2,140 customers at June 30, 2008. We anticipate that we will further expand our operations. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
     We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, Authoria, Inc., Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, Plateau Systems, Ltd., Salary.com, Inc., SAP AG, Softscape, Inc., StepStone Solutions GmbH, SumTotal Systems Inc., and Taleo Corporation.
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
     Our success depends largely upon the continued services of our executive officers, particularly our Chief Executive Officer, and other key employees, including key development personnel. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our application suite and technologies.
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
     We currently host our application suite from four data centers — two located in the United States and two in Europe. We do not control the operation of any of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration and are subject to early termination rights in certain circumstances, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.
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
     If our application suite becomes unavailable or otherwise fails to perform properly, our reputation will be harmed, our market share would decline and we could be subject to liability claims.
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
     Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability of our application suite could be interrupted by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or variability in user traffic for our application suite. We may be required to issue credits or refunds or indemnify or otherwise be liable to our customers for damages they may incur resulting from certain of these events. In addition to potential liability, if we experience interruptions in the availability of our application suite, our reputation could be harmed and we could lose customers.
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
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to expand sales and marketing activities, develop new features and modules to enhance our existing application suite, to enhance our operating infrastructure and to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The United States debt markets experienced extreme turbulence in 2007 and during the first two quarters of 2008. As a result, many companies found it difficult or impossible to raise debt on acceptable terms. We can provide no assurance that sufficient financing will be available for necessary or desirable infrastructure expenditures or acquisitions and, accordingly, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
     As of August 14, 2008, we had approximately 56 million shares of common stock outstanding. Currently, approximately 31 millon of these shares are subject to “lock up restrictions” until 90 days after June 23, 2008, the date of our most recent public offering. Commencing 90 days after June 23, 2008, substantially all of our outstanding shares of common stock will be freely tradeable in the public market, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our “affiliates.” The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.
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
     Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 52% of our outstanding common stock as of June 30, 2008. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. We used approximately $10.4 million of the proceeds from this offering for working capital during the six months ended June 30, 2008. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital and potential capital expenditures and acquisitions.
     Our management will retain broad discretion in the allocation and use of the net proceeds of this offering, and investors will be relying on the judgment of our management regarding the application of the net proceeds. Pending specific utilization of the net proceeds as described above, we have invested the net proceeds of the offerings in short-term, interest-bearing obligations, investment grade securities, certificates of deposit or direct or guaranteed obligations of the United States. The goal with respect to the investment of the net proceeds is capital preservation and liquidity so that such funds are readily available to fund our operations.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
Our 2008 Annual Meeting of Stockholders was held on May 23, 2008. The following proposals were adopted as follows:
1.	To elect two Class 1 directors, William E. McGlashan, Jr. and David G. Whorton, to serve for a term of three years and until their successors are elected and qualified:

	For	Witheld
William E. McGlashan, Jr.	38,232,018	170,985
David G. Whorton	38,219,567	183,436
2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Witheld
38,392,787	8,327	1,889
Other directors whose term continued after the 2008 Annual Meeting of Stockholders consist of Eric C. W. Dunn, David N. Strohm, Douglas J. Burgum, Lars Dalgaard and Elizabeth A. Nelson.
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
Bruce Felt
Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 14, 2008