Form 10-Q
period 2008-09-30
SuccessFactors, Inc.
filed 2008-11-12
CIK 1402305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33755
SUCCESSFACTORS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3398453
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1500 Fashion Island Blvd., Suite 300
San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 7, 2008, there were approximately 56,108,928 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$41,492	$82,274
Marketable securities	60,051	8,513
Accounts receivable, net of allowance for doubtful accounts of $544 and $481	40,579	42,072
Deferred commissions	5,095	4,199
Prepaid expenses and other current assets	4,234	2,347

Total current assets	151,451	139,405
Restricted cash	1,424	964
Property and equipment, net	8,118	6,532
Deferred commissions, net of current portion	6,549	7,343
Other assets	279	300

Total assets	$167,821	$154,544

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$4,386	$3,595
Accrued expenses and other current liabilities	10,168	7,016
Accrued employee compensation	17,261	18,265
Deferred revenue	115,626	84,624
Current portion of capital lease obligations	36	34

Total current liabilities	147,477	113,534
Capital lease obligations, net of current portion	29	56
Deferred revenue, net of current portion	20,431	16,386
Other long-term liabilities	2,814	4,625

Total liabilities	170,751	134,601
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized as of September 30, 2008 (unaudited) and December 31, 2007; 55,616 and 51,350 shares issued and outstanding (excluding 428 and 679 legally issued and outstanding) as of September 30, 2008 (unaudited) and December 31, 2007, respectively	56	51
Additional paid-in capital	197,356	161,150
Accumulated other comprehensive income	(56)	55
Accumulated deficit	(200,286)	(141,313)

Total stockholders’ equity (deficit)	(2,930)	19,943

Total liabilities and stockholders’ equity (deficit)	$167,821	$154,544

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$29,712	$16,744	$78,887	$44,139
Cost of revenue (1)	10,187	6,476	28,767	17,213

Gross profit	19,525	10,268	50,120	26,926

Operating expenses: (1)
Sales and marketing	25,251	20,119	70,121	49,427
Research and development	6,516	4,192	17,975	11,413
General and administrative	8,146	5,759	22,066	13,063

Total operating expenses	39,913	30,070	110,162	73,903

Loss from operations	(20,388)	(19,802)	(60,042)	(46,977)
Interest income (expense) and other, net	256	(318)	1,625	(2,066)

Loss before provision for income taxes	(20,132)	(20,120)	(58,417)	(49,043)
Provision for income taxes	(256)	(61)	(556)	(120)

Net loss	$(20,388)	$(20,181)	$(58,973)	$(49,163)

Net loss per common share, basic and diluted	$(0.37)	$(3.30)	$(1.11)	$(12.00)

Shares used in computing net loss per common share, basic and diluted	55,433	6,120	53,135	4,098

(1)	Amounts include stock-based compensation expenses as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenue	$283	$138	$692	$259
Sales and marketing	1,021	910	2,707	1,390
Research and development	311	174	790	304
General and administrative	543	391	1,718	688

Total	$2,158	$1,613	$5,907	$2,641

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(58,973)	$(49,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,677	1,377
Amortization of deferred commissions	4,913	2,610
Stock-based compensation expense	5,907	2,641
Amortization of debt issuance costs	—	300
Adjustment to fair value of convertible preferred stock warrants	—	1,310
Changes in assets and liabilities:
Accounts receivable	1,493	(604)
Deferred commissions	(5,015)	(4,835)
Prepaid expenses and other current assets	(1,887)	(71)
Other assets	20	(684)
Accounts payable	794	3,472
Other accrued expenses	3,532	3,615
Accrued other compensation	(1,004)	224
Other liabilities	(144)	1,463
Deferred revenue	35,047	22,132

Net cash used in operating activities	(12,640)	(16,213)

Cash flows from investing activities:
Restricted cash	(460)	(337)
Capital expenditures	(4,264)	(3,880)
Purchase of available-for-sale securities	(75,042)	(2,705)
Proceeds from maturities of available-for-sale securities	15,501	1,990
Proceeds from sales of available-for-sale securities	7,983	—

Net cash used in investing activities	(56,282)	(4,932)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	1,208	511
Proceeds from early exercise of stock options, net	162	—
Proceeds from exercise of preferred stock warrants	—	20
Proceeds from initial public offering, net of offering costs	(545)	—
Proceeds from follow-on public offering, net of offering costs	27,430	—
Proceeds from advance on line of credit	—	10,000
Principal payments on capital lease obligations	(25)	(27)

Net cash provided by financing activities	28,230	10,504

Effect of exchange rate changes on cash and cash equivalents	(90)	27

Net decrease in cash and cash equivalents	(40,782)	(10,614)
Cash and cash equivalents at beginning of period	82,274	26,172

Cash and cash equivalents at end of period	$41,492	$15,558

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$223	$9

Income taxes	$177	$1

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
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, for any other interim period or for any other future year.
     The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2008 and as amended on Form 10K/A on June 3, 2008. There have been no significant changes in our critical accounting policies that were disclosed in our Annual Report on Form 10-K, as amended on Form 10K/A, for the fiscal year ended December 31, 2007.
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

     Revenue Recognition
     Revenue consists of subscription fees for the Company’s on-demand software and the provision of other services. The Company’s customers do not have the contractual right to take possession of software in substantially all of the transactions. Instead, the software is delivered on an on-demand basis from the Company’s hosting facilities. Therefore, these arrangements are treated as service agreements and the Company follows the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position 97-2 (SOP 97-2) to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company commences revenue recognition when all of the following conditions are met:
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
     The Company’s other services include configuration assistance, including installation and training related to the application suite. These other services are generally sold in conjunction with the Company’s subscriptions. In applying the provisions of EITF Issue No. 00-21, the Company has determined that it does not have objective and reliable evidence of fair value for each element of its arrangements. As a result, these other services are not accounted for separately from the Company’s subscriptions. As these other services do not qualify for separate accounting, the Company recognizes the other services revenue together with the subscription fees ratably over the noncancelable term of the subscription agreement, generally one to three years although terms can extend to as long as five years, commencing on the later of the start date specified in the subscription arrangement, the “initial access date” of the customers’ instance in the Company’s production environment or when all of the revenue recognition criteria have been met. The Company generally considers delivery to have occurred on the initial access date, which is the point in time that a customer is provided access to use the Company’s on-demand application suite. In the infrequent circumstance in which a customer of the Company has the contractual right to take possession of the software, the Company has applied the provisions noted in EITF Issue No. 00-3 and determined that the customers would incur a significant penalty to take possession of the software. Therefore, these agreements have been accounted for as service contracts outside the scope of SOP 97-2. Sales tax amounts collected from customers have been recorded on a net basis.
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
     During the three and nine months ended September 30, 2008, the Company capitalized $2.0 million and $5.0 million of deferred commissions, respectively, and amortized $1.7 million and $4.9 million, respectively, to sales and marketing expense. As of September 30, 2008, deferred commissions on the Company’s condensed consolidated balance sheet totaled $11.6 million.
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
2. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will be effective for the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009 and the adoption of SFAS 160 is not expected to impact the Company’s consolidated financial statements.

     In February 2008, the FASB issued Financial Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for all nonrecurring fair value measurements of nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 established a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP is effective for the Company beginning January 1, 2009. The adoption of SFAS 157, for which effectiveness was delayed by FSP FAS 157-2, is not expected to have a material impact on the Company’s consolidated financial statements.
     In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP FAS 157-3), to clarify how an entity would determine fair value in an inactive market. FSP FAS 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP FAS 157-3 did not impact the Company’s consolidated financial position, results of operations and cash flows as of and for the period ended September 30, 2008.
3. Cash, Cash Equivalents and Marketable Securities
     Cash, cash equivalents and marketable securities as of September 30, 2008, consisted of the following (unaudited, in thousands):

	As of September 30, 2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$4,609	$—	$—	$4,609
Cash equivalents:
Money market funds	22,100	—	—	22,100
Commercial paper	8,292	—	—	8,292
U.S. Treasury bill	2,999	1	—	3,000
U.S. government agency	3,493	—	(2)	3,491

Total cash equivalents	36,884	1	(2)	36,883

Total cash and cash equivalents	41,493	1	(2)	41,492
Marketable securities:
U.S. Treasury bills and bonds	25,910	44		25,954
U.S. government notes and bonds	33,632		(68)	33,564
Corporate notes	543	—	(10)	533

Total marketable securities	60,085	44	(78)	60,051

Total cash, cash equivalents and marketable securities	$101,578	$45	$(80)	$101,543

     All of the Company’s marketable securities as of September 30, 2008 mature within one year.

     Cash, cash equivalents and marketable securities as of December 31, 2007, consisted of the following (in thousands):

	As of December 31, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$2,904	$—	$—	$2,904
Cash equivalents:
Money market funds	39,220	—	—	39,220
Commercial paper	10,276	—	—	10,276
U.S. government notes and bonds	29,865	9		29,874

Total cash equivalents	79,361	9	—	79,370

Total cash and cash equivalents	82,265	9	—	82,274
Marketable securities:
U.S. government notes and bonds	8,513	—	—	8,513

Total marketable securities	8,513	—	—	8,513

Total cash, cash equivalents and marketable securities	$90,778	$9	$—	$90,787

     All of the Company’s marketable securities as of December 31, 2007 mature within one year.
4. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities as of September 30, 2008 and December 31, 2007 consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2008	2007
	(unaudited)
Accrued royalties	$446	$238
Accrued partner referral fees	236	189
Accrued other liabilities	6,116	2,930
Accrued taxes payable	1,279	613
Deferred rent	290	246
Sales and use taxes	1,801	2,800

	$10,168	$7,016

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
     Accrued employee compensation as of September 30, 2008 and December 31, 2007 consisted of (in thousands):

	As of	As of
	September 30,	December 31,
	2008	2007
	(unaudited)
Accrued bonuses payable	$5,846	$7,231
Accrued commissions payable	5,792	7,249
Accrued vacation	4,896	3,229
All other accrued employee compensation payable	727	556

	$17,261	$18,265

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
     As of September 30, 2008, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
     The following table presents the cash equivalents and marketable securities carried at fair value as of September 30, 2008 (unaudited, in thousands):

	Fair Value Measurements as of
	September 30, 2008
	Total	Level 1	Level 2
Cash equivalents (1)	$36,883	$—	$36,883
Marketable securities (2)	60,051	—	60,051

Total	$96,934	$—	$96,934

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which the Company determines fair value through quoted market prices.

(2)	Marketable securities consist of corporate notes, U.S. Government notes and bonds and U.S. Treasury bills and bonds and are priced using available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing.
     As of September 30, 2008, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
     Marketable securities are considered available-for-sale and are carried in the Company’s condensed consolidated financial statements at fair market value, with changes in value recorded as unrealized gains and losses in other comprehensive income. As of September 30, 2008 the Company recorded $21,000 net of tax, as net unrealized loss in other comprehensive income. Accumulated gains and losses are reclassified to earnings when and if the securities are sold.
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
7. Stock-Based Compensation
Common Stock Options
     The Company follows the accounting provisions of SFAS No. 123R Share-Based Payment, (SFAS 123R), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period.
     The following shares of common stock are available for future issuance at September 30, 2008 (in thousands, unaudited):

Shares Available
for Grant
Balance at December 31, 2007	6,158
Options granted	(1,452)
Restricted stock units granted	(260)
Options canceled/forfeited	959

Balance at September 30, 2008	5,405

     The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Expected life from grant date (in years)	3.95	4.14	3.85	4.17
Risk-free interest rate	2.88%	4.32%	2.82%	4.42%
Expected volatility	49.83%	46.51%	50.39%	47.00%
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$4.78	$3.58	$4.55	$3.34

The following table summarizes the activity for the Company’s options for the nine months ended September 30, 2008 (unaudited):

		Weighted-
	Shares	Average
	Subject to	Exercise
	Options	Price
	Outstanding	per Share
	(Shares in thousands)
Balance at December 31, 2007	13,084	$5.00
Granted	1,452	11.07
Exercised (1)	(1,482)	1.96
Canceled/forfeited	(959)	6.68

Balance at September 30, 2008	12,095	$5.97

(1)	Includes options vested during the period that were early exercised.
     As of September 30, 2008, unrecognized compensation cost under the Company’s stock option plans for employee stock options was $19.0 million. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 2.73 years.
          During the third quarter of fiscal 2008 the Company issued restricted stock units (RSUs) to certain executive employees. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. RSUs issued to employees vest over four years with a yearly cliff contingent upon employment with the Company on the dates of vesting.
          The following table summarizes the activity for the Company’s restricted stock units for the nine months ended September 30, 2008 (unaudited):

		Weighted-Average
		Grant-Date
	Outstanding	Fair Value
	(Shares in thousands)
Balance at December 31, 2007	—	$—
Granted	260	10.84
Vested	—	—
Canceled/forfeited	—	—

Balance at September 30, 2008	260	$10.84

          As of September 30, 2008, there was $2.7 million of unrecognized compensation cost related to employee RSUs. This amount is expected to be recognized over a weighted average period of 3.8 years.
Stock Plans
     In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan, and in November 2007, the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (collectively, the “Plans”). The Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees of the Company, and the 2007 Equity Incentive Plan additionally provides for the issuance of restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Plans are generally for periods not to exceed ten years and must be issued at prices not less than 85% of the estimated fair value of the shares of common stock on the date of grant as determined by the Board of Directors. The Plans provides for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant. Options, or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule. As of September 30, 2008, there were 427,917 shares legally issued and outstanding as a result of the early exercise of stock options. 267,500 of these shares were exercised by members of the Board of Directors and 160,417 of these shares were exercised by an executive officer of the Company. Cash received for exercised and unvested shares is recorded as a liability on the accompanying condensed consolidated balance sheets and transferred to common stock and additional paid-in capital as the shares vest. As of September 30, 2008 and December 31, 2007, in accordance with SFAS 123(R), 427,917 and 679,167 shares, respectively, have been excluded from the Company’s condensed consolidated financial statements as the underlying shares of common stock are unvested. As of September 30, 2008 and December 31, 2007, the Company had recorded long-term liabilities of $2.6 million and $4.2 million, respectively, for these options under “Other long-term liabilities” account in the condensed consolidated balance sheets.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(20,388)	$(20,181)	$(58,973)	$(49,163)
Change in foreign currency translation gain (loss), net	(134)	21	(90)	27
Change in unrealized (loss) on marketable securities, net	(4)	—	(21)	—

Comprehensive loss	$(20,526)	$(20,160)	$(59,084)	$(49,136)

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
     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Net loss	$(20,388)	$(20,181)	$(58,973)	$(49,163)

Shares used in computing net loss per common share, basic and diluted	55,433	6,120	53,135	4,098

Net loss per common share, basic and diluted	$(0.37)	$(3.30)	$(1.11)	$(12.00)

     The following weighted-average outstanding shares subject to convertible preferred stock, options, and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Convertible preferred stock (as converted basis)	—	32,549	—	32,547
Options to purchase common stock and shares subject to repurchase	5,822	11,250	5,664	10,957
Warrants (as converted basis)	—	504	—	504

	5,822	44,303	5,664	44,008

10. Income Tax
     Income tax expense for the three months ended September 30, 2008 was $256,000 or (1.27)% of pre-tax income, compared to $61,000 or (0.30)% of pre-tax income for the three months ended September 30, 2007. Income tax expense for the nine months ended September 30, 2008 was $556,000 or (0.95)% of pre-tax income, compared to $120,000 or (0.24)% of pre-tax income for the nine months ended September 30, 2007. The effective tax rate for the three and nine months ended September 30, 2008 differs from the U.S. federal statutory rate primarily due to foreign withholding taxes, stock based compensation and other permanent tax adjustments, partially offset with foreign operational rate benefits. The effective tax rate for the three and nine months ended September 30, 2007 differs from the U.S. federal statutory rate primarily due to stock based compensation, partially offset with foreign operational tax benefits.

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
Overview
     SuccessFactors provides on-demand performance and talent management software that enables organizations to optimize the performance of their people to drive business results. Our application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. Since we were formed in 2001, our customer base has grown to more than 2,360 customers, across over 60 industries with over 4.0 million end users in over 185 countries using our application suite in 31 languages.
     We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 7% of revenue for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, we did not have any single customer that accounted for more than 5% of our revenue. Initially, we primarily targeted our sales and marketing efforts at large enterprises, and later, we expanded our sales and marketing efforts to also target small and mid-sized organizations.
     Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the nine months ended September 30, 2008, 87% of our revenue was generated from customers in the United States. We continue our strategy to invest in and enter new markets. As part of our growth strategy, we expect the percentage of our revenue generated outside of the United States to continue to increase.
     We have historically experienced significant seasonality in sales of subscriptions to our application suite, with a higher percentage of our customers renewing or entering into new subscription agreements in the fourth quarter of the year. Also, a significant percentage of our customer agreements within a given quarter are generally entered into during the last month of the quarter. We have derived a substantial majority of our historical revenue from sales of our Performance Management and Goal Management modules, but the percentage of revenue from these modules has decreased over time as customers have purchased additional modules that we have introduced.
     Our customer base rose by approximately 220, during the current quarter ended September 30, 2008 to more than 2,360 customers as of September 30, 2008.
     We believe the market for performance and talent management is large and underserved. Accordingly, we might incur additional operating expenses, particularly for sales and marketing activities, to pursue this opportunity and in research and development, to develop new products. We expect operating losses to continue to increase but at lower rates as we intend to continue to aggressively pursue new customers for the foreseeable future.
     While we have experienced strong growth in revenues and bookings in recent periods, the overall global economy has experienced a severe downturn, with the United States and many other foreign countries experiencing slow overall growth in the first three quarters of 2008, and slow or receding growth expected in the fourth quarter of 2008. Unstable or declining economic conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in their unwillingness to make purchases or an impairment of their ability to make timely payments to us. If that were to occur, we may experience decreased sales and/or be required to increase our allowance for doubtful accounts, and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. As a result, it is inherently difficult to predict how the current economic conditions will affect our business. These and other economic factors could have a material adverse effect on our ability to predict future operating results, on demand for our application suite, including new bookings and renewal and upsell rates, and on our financial condition and operating results.
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

Results of Operations
     The following table presents certain financial data for the three and nine month periods ended September 30, 2008 and 2007 as a percentage of revenue (unaudited):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Cost of revenue	34	39	36	39

Gross margin	66	61	64	61

Operating expenses:
Sales and marketing	86	120	89	112
Research and development	22	25	23	26
General and administrative	27	34	28	30

Total operating expenses	135	180	140	167

Loss from operations	(69)	(118)	(76)	(106)
Interest and other income (expense), net	1	(2)	2	(5)

Loss before provision for income taxes	(68)	(120)	(74)	(111)
Provision for income taxes	(1)	—	(1)	—

Net loss	(69)%	(120)%	(75)%	(111)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue
     The following table presents our revenue for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Revenue	$29,712	$16,744	77%	$78,887	$44,139	79%
     Revenue for the three months ended September 30, 2008 increased by $13.0 million, or 77%, as compared to the same period in 2007. The year-over-year increase in revenue for the three months ended September 30, 2008 was primarily due to an $8.1 million increase in revenue from existing customers, which includes renewals and subscriptions for additional modules and end users, and a $4.9 million increase in new business, which we define as revenue from new customers. As of September 30, 2008, we had more than 2,360 customers, as compared to approximately 1,400 at September 30, 2007.
     Revenue from customers in the United States accounted for $25.5 million, or 86% of revenue in the three months ended September 30, 2008, compared to $14.9 million, or 89% of revenue, in the three months ended September 30, 2007.
     Revenue for the nine months ended September 30, 2008 increased by $34.7 million, or 79%, as compared to the same period in 2007. Growth in our revenue for the nine months ended September 30, 2008, was primarily due to a $20.5 million increase in revenue from existing customers and a $14.2 million increase in new business.
     Revenue from customers in the United States accounted for $68.3 million, or 87% of revenue in the nine months ended September 30, 2008, compared to $40.3 million, or 91% of revenue, in the nine months ended September 30, 2007.
Cost of Revenue and Gross Margin
The following table presents our revenue, cost of revenue, gross profit and gross margin for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Revenue	$29,712	$16,744	77%	$78,887	$44,139	79%
Cost of revenue	10,187	6,476	57%	28,767	17,213	67%

Gross profit	$19,525	$10,268	89%	$50,120	$26,926	86%

Gross margin	66%	61%		64%	61%

     Cost of revenue increased by $3.7 million, or 57%, from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to an increase of $2.5 million in employee-related costs due to higher headcount, an increase in allocated overhead costs expense of $0.4 million, an increase in data center costs of $0.3 million and an increase in license royalties and partner referral fees of $0.2 million. In addition depreciation increased by $0.2 million. Gross margin increased from 61% for the three months ended September 30, 2007 to 66% for the three months ended September 30, 2008.
     Cost of revenue increased $11.6 million, or 67%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily due to an increase of $8.3 million in employee-related costs due to higher headcount, an increase in license royalties and partner referral fees of $0.8 million, an increase in allocated overhead costs expense of $0.8 million, an increase in data center costs of $0.8 million, an increase in travel and entertainment of $0.4 million, to a lesser extent, higher costs across other areas of operations. Gross margin increased from 61% for the nine months ended September 30, 2007 to 64% for the nine months ended September 30, 2008. The increase in gross margin was primarily due to higher revenue, increased renewals period over period, which have lower cost of revenue as a percentage of revenue, more efficient utilization of professional services personnel, and a larger customer base over which to spread fixed costs.
Operating Expenses
     Sales and Marketing
The following table presents our sales and marketing expenses for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Sales and marketing	$25,251	$20,119	26%	$70,121	$49,427	42%
Percent of revenue	86%	120%		89%	112%
     Sales and marketing expenses increased by $5.1 million, or 26%, from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to increases of $2.5 million in marketing and promotional spending, $1.6 million in employee-related costs, primarily resulting from increased sales and marketing personnel, $1.3 million in sales commission expenses as a result of increased revenues, and $0.3 million in allocated overhead costs. These increases were offset by decrease in outside services spending of $0.6 million.
     Sales and marketing expenses increased by $20.7 million, or 42%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily due to increases of $9.7 million in employee-related costs, primarily resulting from increased sales and marketing personnel, $5.2 million in commissions, $4.5 million in marketing spend to generate new business, $1.1 million in allocated overhead costs, $0.7 million in travel and entertainment spending. These increases were offset by decrease in outside services spending of $0.5 million. Sales and marketing expenses could continue to increase in the fourth quarter of 2008 as compared to our third quarter.
     Research and Development
The following table presents our research and development expenses for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Research and development	$6,516	$4,192	55%	$17,975	$11,413	57%
Percent of revenue	22%	25%		23%	26%
     Research and development expenses increased by $2.3 million, or 55%, from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to an increase of $1.6 million in employee-related costs as we increased our research and development headcount to support our growth, a $0.4 million increase in outside services and $0.3 million increase in allocated overhead costs expense.

     Research and development expenses increased by $6.6 million, or 57%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily due to an increase of $5.1 million in employee-related costs as we increased our research and development headcount to support our growth, a $1.0 million increase in outside services and $0.5 million increase in allocated overhead costs. We plan to invest in research and development at comparable rates through the balance of 2008 and could therefore increase in absolute dollars in the fourth quarter of 2008 as compared to our third quarter.
     General and Administrative
The following table presents our general and administrative expenses for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
General and administrative	$8,146	$5,759	41%	$22,066	$13,063	69%
Percent of revenue	27%	34%		28%	30%
     General and administrative expenses increased by $2.4 million, or 41%, from the three months ended September 30, 2007 to the three months ended September 30, 2008, primarily due to an increase of $1.7 million in professional and outside services and $0.6 million in employee-related costs due to increased headcount. The increase in professional and outside services is primarily related to litigation costs we have been incurring in relation to lawsuits with two competitors. In addition sales and use tax increased $0.4 million. These increases were offset by decrease in allocated overhead costs.
     General and administrative expenses increased $9.0 million, or 69%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily due to an increase of $4.6 million in employee-related costs due to increased headcount an increase of $3.2 million in professional and outside service costs. In addition, sales and use tax increased by $0.6 million and depreciation increased by $0.6 million. The increase in professional and outside services is primarily related to litigation costs we have been incurring in relation to lawsuits with two competitors.
Interest Income (Expense)
The following table presents our interest and other income (expense) expenses for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Interest income	$555	$131	323%	$1,911	$580	229%
Interest expense	79	(470)	(117)	117	(1,359)	(109)
Other income (expense)	(378)	21	(1,848)	(403)	(1,287)	(69)
Percent of revenue	1%	(2)%		2%	(2)%
     Interest income increased by $0.4 million due to higher cash balances in the three months ended September 30, 2008 as compared to the same period in 2007. Interest expense decreased by $0.6 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. The decrease in interest expense was primarily a result of a repayment of line of credit in November 2007 for which $20.0 million was outstanding during the three months ended September 30, 2007. The other income (expense) in the three months ended September 30, 2008 was primarily related to unrealized and realized losses on foreign accounts receivable balances.
     Interest income increased by $1.3 million and interest expense decreased by $1.5 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. The increase in interest income was primarily due to higher cash balances in the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease in interest expense was primarily due to interest accrued on long-term debt and amortization expense related to a warrant issued to a lender in connection with a loan and security agreement entered into in June 2006 that was repaid in November 2007. The decrease in other income (expense), net was due to absence of fair value expense of convertible preferred stock warrant that was outstanding in fiscal 2007. The other income (expense) in the nine months ended September 30, 2008 was primarily related to unrealized and realized losses on foreign accounts receivable balances.
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
     The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Net cash used in operating activities	$(12,640)	$(16,213)
Net cash used in investing activities	(56,282)	(4,932)
Net cash provided by financing activities	28,230	10,504
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
     Cash used in operating activities in the nine months ended September 30, 2008 of $12.6 million was primarily from a net loss of $59.0 million due primarily to the significant investments we have made to grow our business, offset by $13.5 million of non-cash depreciation, amortization and stock-based compensation expenses. We also used $5.0 million of cash in operations resulting from an increase in deferred commissions, a $1.9 million increase in prepaid expenses and other assets. Cash used in operations was offset primarily by a $35.0 million increase in deferred revenue as a result of amounts billed to customers in advance of when we recognize revenue, an increase in accrued compensation and other accrued expense of $2.4 million, a decrease in accounts receivable of $1.5 million, and an increase in accounts payable of $0.8 million.

     Net Cash Used in Investing Activities
     Historically, our primary investing activities have consisted of capital expenditures associated with our computer equipment, furniture and fixtures and our data center in support of expanding our infrastructure and work force as well as restricted cash amounts related to leased space and credit cards. During the nine months ended September 30, 2008, we also had purchases as well as sales and maturities of available-for-sale securities.
     Cash used in investing activities in the nine months ended September 30, 2008 of $56.3 million primarily resulted from $75.0 million of purchases of available-for-sale securities, $4.3 million in capital expenditures related to purchases of additional equipment and leasehold improvements for our expanding infrastructure and work force and $0.5 million in restricted cash, offset by $23.5 million of the maturity and sales of available-for-sale securities.
     Net Cash Provided by Financing Activities
     Cash provided by financing activities in the nine months ended September 30, 2008 was $28.2 million primarily due to net proceeds from our public offering of $27.4 million and proceeds from the exercise of stock options of $1.3 million offset by payments of $0.5 million related to offering costs from our initial public offering paid during the period.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk
     As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of September 30, 2008 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

     Interest Rate Sensitivity
     We had cash and cash equivalents of $41.5 million and marketable securities of $60.1 million as of September 30, 2008. These amounts were held primarily in cash, money market funds, commercial paper or government bills, notes and bonds and corporate notes, which are short-term in nature. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had changed by 5% in the nine months ended September 30, 2008, our interest income would not have been materially affected.
     Fair Value of Financial Instruments
     We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not have any cash invested in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not use derivative financial instruments for speculative or trading purposes, however, this does not preclude our adoption of specific hedging strategies in the future.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     On March 11, 2008, the Company filed suit against Softscape, Inc. in the United States District Court of the Northern District of California for false advertising, trademark infringement, computer fraud and abuse, defamation, trade libel, intentional interference with prospective economic relations, and unfair competition. The Company also moved for a temporary restraining order. On March 13, 2008, the court granted the Company a temporary restraining order. On March 28, 2008, the court granted the Company a preliminary injunction. Softscape has admitted it created the presentation at issue. On June 5, 2008, Softscape filed suit against the Company in Middlesex Superior Court of Massachusetts for alleged misappropriation of trade secrets, tortious interference with contractual relations, and unfair competition. On August 27, 2008, this case was dismissed on inconvenient forum grounds. On October 7, 2008, Softscape filed counterclaims in the California action for alleged tortious interference with contractual relations, false and misleading statements under the Lanham Act, false and misleading statements under California law, and unfair competition. These actions are in the discovery stage and remain pending. We believe that we do not have any material exposure in these matters; however, the costs of litigation, regardless of outcome, can be material.
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
     We have incurred significant losses in each fiscal period since our inception in 2001. At September 30, 2008, we had an accumulated deficit of $200.0 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We expect our operating expenses to be significant in the future due to our investment in sales and marketing expenses, research and development expenses, operations costs and therefore we expect our losses to continue for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our recent revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
     Current uncertainty in global economic conditions makes it particularly difficult to predict demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
     Our operations and performance depend on worldwide economic conditions, which have recently deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could result in their unwillingness to make purchases or an impairment of their ability to make timely payments to us. If that were to occur, we may experienced decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on demand for our application suite, including new bookings and renewal and upsell rates, on our ability to predict future operating results, and on our financial condition and operating results.
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
     In order for us to improve our operating results, it is important that our customers renew their agreements with us when the initial contract term expires and also purchase additional modules or additional users. Our customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our renewal rates have been high historically, some of our customers have elected not to renew their agreements with us. Moreover, under some circumstances, some of our customers have the right to cancel their agreements prior to the expiration of the term. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our application suite, pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of economic downturns and global economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional modules or users, our revenue may decline, and we may not realize significantly improved operating results from our customer base.
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
     We have recently experienced a period of rapid growth in our headcount and operations. For example, we grew from 188 employees at December 31, 2005 to 768 employees at September 30, 2008. We have also increased the size of our customer base from 341 customers at December 31, 2005 to over 2,360 customers at September 30, 2008. We anticipate that we will further expand our operations. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
     Failure to adequately expand and ramp our direct sales force and develop and expand our indirect sales channel will impede our growth.
     We will need to continue to expand our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand and ramp our direct sales force and engage additional third-party channel partners, both domestically and internationally. Identifying and recruiting these people and entities and training them in the use of our application suite require significant time, expense and attention. This expansion will require us to invest significant financial and other resources. We typically have no long-term agreements or minimum purchase commitments with any of our channel partners, and our agreements with these channel partners do not prohibit them from offering products or services that compete with ours. Our business will be seriously harmed if our efforts to expand our direct and indirect sales channels do not generate a corresponding significant increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if our new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, whether due to the global economic slowdown or for other reasons, we may not be able to significantly increase our revenue and grow our business.
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
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to expand sales and marketing activities, develop new features and modules to enhance our existing application suite, to enhance our operating infrastructure and to acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Since late 2007, the global markets have experienced and are currently experiencing extreme turbulence. As a result, most companies have found it difficult or impossible to raise funds on acceptable terms. We can provide no assurance that sufficient financing will be available for necessary or desirable infrastructure expenditures or acquisitions and, accordingly, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
     As of November 7, 2008, we had approximately 56 million shares of common stock outstanding. With the expiration of lockup provisions in early November 2008, substantially all of our outstanding shares of common stock are now freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our “affiliates.” The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.
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
     Our directors, executive officers and certain holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 55% of our outstanding common stock as of September 30, 2008. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. We used approximately $12.7 million of the proceeds from this offering for working capital during the nine months ended September 30, 2008. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital and potential capital expenditures and acquisitions.
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

Date: November 12, 2008

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