Form 10-K
period 2008-12-31
SuccessFactors, Inc.
filed 2009-02-27
CIK 1402305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33755
SuccessFactors, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	7372	94-3398453
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K-A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2008, based on the closing price of such stock on the NASDAQ Global Market on such date, was approximately $564 million. The number of shares of the registrant’s common stock outstanding on February 23, 2009, was 56,679,786.

Portions of the registrant’s Proxy Statement relating to the registrant’s 2009 Annual Meeting of Stockholders to be held on or about May 22, 2009 are incorporated by reference into Part III of this Report.

2008 ANNUAL REPORT ON FORM 10-K

“SuccessFactors,” the SuccessFactors logo, “People Performance,” “SuccessFactors NEXTLabs,” “SuccessFactory,” “IdeaFactory,” “SuccessConnect” and “SuccessFactors University” are trademarks of SuccessFactors. Other service marks, trademarks and tradenames referred to in this report are the property of their respective owners.

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

Our Solution

We deliver on-demand performance and talent management software that enables organizations of all sizes across all industries and geographies to optimize the performance of their people to drive business results. We strive to delight our customers by delivering innovative solutions, a broad range of performance and talent management content, process expertise and best practices knowledge gained from serving our large and varied customer base. We have approximately 2,600 customers across over 60 industries, with more than 4.5 million end users in over 185 countries using our application suite in 31 languages. Compared to traditional approaches, our solution offers customers rapid benefits and return on investment, enabling them to:

Key benefits of our solution include:

•	Core Performance Management and Goal Management to Drive Business Results. Because the performance of an organization is directly tied to the performance of its people, we designed our solution around our core Performance Management and Goal Management modules. These core modules serve as the foundation for our application suite, as we believe visibility into employee performance and organizational goals are the necessary basis for other activities, such as recruiting, learning and development, compensation and succession planning.

•	Organically Built, Not Just Functionally Integrated, Modular Suite. Unlike products that attempt to integrate disparate applications, we built our modules organically using the same code base. This allows an organization to provide employees with a common user experience and leverage common data and processes, such as reporting, analytics and employee data, across all modules. Additionally, customers can start with one or a few modules and easily add more modules over time.

•	Continuous Customer-Driven Development. Through our SuccessFactory development approach, we capture and incorporate best practices knowledge gained from interactions with our customer base. SuccessFactory defines how we collaborate both with our customers and internally to leverage the on-demand model to deliver the most desired new capabilities. Our customer-centric development focus, together with our on-demand model, have enabled us to release significant enhancements every month for the past seven years.

•	Ease-of-Use Drives Adoption. Our user interface is designed to be highly intuitive, requiring limited training for end users. We regularly conduct usability testing to ensure an attractive and easy-to-use interface. Additionally, we implement workflows that are easy to follow and broadly applicable so that employees across an organization can more easily embrace our solution.

•	Relentless User-Centric Innovation. We focus on end users across all business functions and strive to deliver business applications that are as engaging as popular consumer web applications. Through our SuccessFactors NEXTlabs initiative, we have designed and developed capabilities to delight end users with features such as real-time coaching, goal and performance review writing assistants, personal dashboards and best-practice wizards. These capabilities take advantage of Web 2.0 concepts and technologies, such as user-generated content, social networking, tagging, and AJAX.

•	Highly Configurable On-Demand Application Suite. Our on-demand application suite, which requires no installation of software or equipment on premises, significantly reduces the costs and risks of implementing and operating traditional enterprise software applications. Our solution is highly configurable, allowing customers to tailor their deployment to reflect their identity, unique business processes, and existing forms and templates. In addition, our multi-tenant architecture enables us to deliver our solution across our customer base with a single instance of our software, making it easier to scale our solution as our customer and end-user base expands.

•	Broad Applicability Within Organizations of All Sizes and Industries. Unlike most enterprise software applications, our solution is designed to be used by all employees at all levels within an organization, from senior executives to entry-level employees. We offer different editions of our application suite tailored to meet the needs of organizations of all sizes, from large global enterprises to small and mid-sized businesses, in all industries, without the need for complex in-house IT infrastructure and expensive IT personnel. We currently have customers across over 60 industries that currently subscribe for as few as three to as many as 300,000 end users in over 185 countries and use our application suite in 31 languages.

Our Application Suite

We offer a suite of performance and talent management applications, delivered on demand, that enable organizations to optimize the performance of their people to drive business results. Our modules utilize a single code base and reside on a multi-tenant architecture. To address the varied needs of different sized organizations, we market three principal editions of our application suite:

•	Enterprise. For organizations with more than 2,500 employees, we market Enterprise Edition. Enterprise Edition is our most fully-featured offering, providing functionality and configurability that can scale to support the complex needs of large, global enterprises with tens to hundreds of thousands of employees.

•	Mid-Sized Business. For organizations with 501 to 2,500 employees, we market SuccessPractices. Mid-sized organizations typically need a robust solution but may not require the advanced functionality of our Enterprise Edition. Each of the SuccessPractices modules is pre-configured with best-practice workflows, form templates and other content tailored for the needs of mid-sized organizations and designed to allow for rapid implementations.

•	Small Business. For organizations with up to 500 employees, we market Professional Edition. Small businesses typically need an automated solution but may not require the more advanced functionality of our other editions. Professional Edition includes modules pre-configured with the best practices of smaller organizations.

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

Goal Management.  Our Goal Management module supports the process of creating, monitoring and assessing employee goals across the organization. Goal Management allows executives and managers to align employee goals to the priorities of the organization. Customers can improve overall employee performance and agility by using Goal Management to focus employees on shared goals as these goals evolve. Goal Management can continually track progress against high-level strategic goals across the organization. Goal Management is tightly integrated with our other modules, allowing organizations to:

•	design competency development programs based on skills needed to achieve key goals;

•	evaluate individual performance against agreed upon goals;

•	make merit increase and bonus distribution decisions based on accomplishment of goals;

•	make informed succession planning decisions based on historical goal attainment data; and

•	expedite on-boarding of newly-hired employees with clearly articulated goals.

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

360-Degree Review.  Our 360-Degree Review capability supports the collection of feedback from an employee’s peers, subordinates and superiors. Once collected, the feedback can be aggregated, providing a comprehensive view of an employee’s strengths, weaknesses and areas of improvement. This capability allows for an insightful and comprehensive assessment of employees, resulting in a better understanding of competency gaps and development needs.

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

Stack Ranker.  Our Stack Ranker capability lets managers quickly assess and create a visual and intuitive stack ranking of their teams across detailed criteria — in real time — to identify top and lower performers. Whether performing talent reviews or ad hoc assessments, Stack Ranker gives managers a powerful tool to optimize their teams by, for example, enabling them to target limited rewards to top employees that deserve extra recognition, or quickly identify low performers to let go when faced with difficult layoff decisions.

Business Performance Accelerators.  Our Business Performance Accelerators offering helps organizations get the most out of their people to drive business performance by ensuring effective interactions with employees at key inflection points throughout the employee lifecycle. Customers can take advantage of one or more of the components that make up our Business Performance Accelerator offering that, in aggregate, facilitate effective on boarding and off-boarding, ensure compliance with company and industry regulations, and enable managers to take swift corrective action, and optimize their teams.

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

Customer Support

We believe that our relentless focus on customer satisfaction and service has significantly contributed to our maintaining a greater than 90% customer retention rate during 2006, 2007 and 2008. Our global Customer Success organization provides both proactive and customer-initiated support. We offer support services in a variety of languages and deliver them via telephone, e-mail and our web-based Customer Community portal.

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

Customers

As of December 31, 2008, we had approximately 2,600 end customers of all sizes in over 60 industries. The following table sets forth a representative list of some of our largest end customers by industry category, based on number of end users:

Consumer	Energy	Financial Services

Cadbury Schweppes Plc Kellogg Company LG Electronics PepsiCo Whirlpool Corporation	Allied Waste American Electric Power Service Corporation Baker Hughes Duke Energy United States Steel	Lloyds TSB Bank PLC Mellon Bank N.A MetLife Insurance Company The Toronto-Dominion Bank Wachovia Corporation

Government	Healthcare	Life Sciences

Commonwealth of Massachusetts Emirate of Abu Dhabi — Department of Civil Services Jet Propulsion Laboratory Montgomery County Maryland U.S. Department of Education	Baylor Health Care System CHRISTUS Health GGNSC Administrative Services LLC Health Care Service Corporation Medstar Health	Beckman Coulter Becton, Dickinson DJO LLC Sanofi-Aventis U.S. LLC Smith & Nephew Inc.

Manufacturing	Retail	Telecommunications and Technology

Cummins Inc. Danaher Corporation Hilti Aktiengesellschaft Ingersoll Rand Company Textron Inc.	Federated Department Stores LensCrafters, Inc. Pep Boys — Manny, Moe & Jack PETCO Animal Supplies Inc. Sears, Roebuck and Co.	Flextronics International USA Inc. Micron Technology, Inc. Nokia Siemens Networks Oy Sun Microsystems T-Mobile USA, Inc.

Transportation and Other Services

CH2M HILL Inc. FedEx Kinko’s Office and Print HD Supply Support Services Inc. Marriott VNU, Inc.

Sales and Marketing

We sell our application suite primarily through our global direct sales organization. Our sales team is organized by geographic regions, including North America, Latin America, Europe and the Middle East, and Asia Pacific. We further organize our sales force into teams focused on selling to specific customer segments, based on the size of our prospective customers, such as small, mid-sized and enterprise, as well as vertical industry, to provide a higher level of service and understanding of our customers’ unique needs. We work with channel partners, including leading global human resources outsourcing vendors, such as Ceridian Corporation and International Business Machines Corp., or IBM, who resell our application suite. For 2007 and 2008, third-party resellers accounted for approximately 10% and 7% of our total revenue.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target HR executives, technology professionals and senior business leaders. Like our sales teams, our marketing team and programs are organized by geography, company size and industry segment to focus on the unique needs of customers within the target markets. Our principal marketing programs include:

•	field marketing events for customers and prospects;

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	customer programs, including user meetings and our online customer community;

•	online marketing activities, including direct email, online web advertising, pay-per-click, blogs and webinars;

•	public and analyst relations;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars;

•	use of our website to provide product and company information, as well as learning opportunities for potential customers; and

•	inbound lead generation representatives who respond to incoming leads to convert them into new sales opportunities.

We host SuccessConnect user conferences globally, where customers both participate in and deliver a variety of programs designed to help accelerate business performance through the use of our application suite. The conferences feature a variety of prominent keynote and customer speakers, panelists and presentations focused on businesses of all sizes, across a wide range of industries. The events also bring together partners, customers and other key participants in the human resources area to exchange ideas and best practices for improving business performance through strategic HR. Attendees gain insight into our product plans and participate in interactive sessions that give them the opportunity to express opinions on new features and functionality.

Strategic Relationships

An important element of our strategy is establishing deep relationships with key industry leaders to enable the widespread adoption of our application suite. We have established a network of relationships that expand our capabilities in multiple areas, such as: distribution of our solution through resellers and referral partners; implementation and consulting services through professional services and consulting organizations; and expanded features and functionality through content and product partners. This approach enables us to focus on our core competencies while, at the same time, providing additional value to our customers.

Outsourcing and Distribution Relationships

We have a network of third parties that resell our application suite directly, refer customer prospects to us and assist our internal sales force. These include leading global human resource outsourcing vendors such as Ceridian, Hewitt Associates and IBM. Outsourcing partners allow customers that desire to outsource multiple HR processes to leverage the benefits of our solution.

Consulting and Implementation Relationships

We work with leading human resources consulting firms to expand our delivery capabilities as well as to offer additional value-added services. These include relationships with industry leaders such as Hewitt Associates, IBM, Mercer Human Resources Consulting LLC, Aasonn, LLC, and Learn2Perform, Inc. dba SystemLink.

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

We are standardized on the J2EE technology stack with the majority of our software written in industry-standard software programming languages, such as Java. We also make extensive use of Web 2.0 technologies, such as AJAX and Flash, for improved usability and performance and to deliver a rich and highly interactive experience. Our hardware consists primarily of industry standard web servers, application servers, database servers and storage and networking equipment. We support recent versions of major web browsers on major operating systems.

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

Our research and development expenses were $10.6 million in 2006, $16.7 million in 2007 and $23.1 million in 2008.

Operations

We serve our customers and end users from four secure data centers — two located in the United States and two in Europe. Physical security features at these facilities include a 24x7x365 manned security station and biometric and man-trap access controls. The systems at these facilities are protected by firewalls and encryption technology. Operational redundancy features include redundant power, on-site backup generators, and environmental controls and monitoring.

We employ a wide range of security features, including two factor authentication, data encryption, encoded session identifications and passwords. Our hosting providers conduct regular security audits of our infrastructure. We also employ outside vendors for 24x7x365 managed network security and monitoring. Every page we serve is delivered encrypted to the end user via a Secure Socket Layer, or SSL, transaction. We also use encryption technology in our storage systems and backup tapes.

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

We believe we compete favorably with respect to most of these factors. However, some of our competitors and potential competitors have substantially greater name recognition, longer operating histories, larger marketing budgets and significantly greater resources. They may be able to devote greater resources to the development, promotion and sale of their products and services than we can to ours, which could allow them to respond more quickly and effectively to new technologies and changes in customer needs. Additionally, our competitors may offer or develop products or services that are superior to ours or that achieve greater market acceptance.

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

Employees

We utilize our application suite to recruit and manage our team throughout our entire organization, which we believe has significantly helped us build a team with superior skills, competencies and aptitude. As of December 31, 2008, we had 596 employees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Executive Officers and Key Employees

The following table provides information regarding our executive officers and key employees as of February 27, 2009:

Name	Age	Position(s)

Lars Dalgaard	41	Founder, Chief Executive Officer, President and Director
Bruce C. Felt, Jr	50	Chief Financial Officer
Paul L. Albright	46	General Manager, Small and Mid-Sized Business Unit and Chief Marketing Officer
Luen Au	35	Chief Technology Officer
James B. Larson	50	Vice President, Global Enterprise Sales
Julian K. Ong	42	Vice President, General Counsel and Secretary
Randall J. Womack	44	Chief Information Officer and Vice President, Operations

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

Luen Au has served as our Chief Technology Officer since February 2009 and was our Vice President, Engineering since September 2006. From May 2001 to September 2006, Mr. Au served in a number of engineering roles, including Director of Engineering and Senior Director of Engineering. Mr. Au holds a B.A. in computer science from the University of California, Berkeley.

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

AVAILABLE INFORMATION

You can access financial and other information at our Investor Relations website. Our website is located at www.successfactors.com/investor. We make available free of charge on our web site our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.

The charters of our Audit Committee, our Compensation Committee, and our Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics, are available on the Investor Relations section of our website under Corporate Governance. This information is also available by writing to us at the address on the cover of this Annual Report on Form 10-K.

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

  We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal period since our inception in 2001. We experienced a net loss of $65.0 million during the year ended December 31, 2008. At December 31, 2008, we had an accumulated deficit of $206.3 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, and operations costs, and expenses related to stock-based compensation and therefore we may continue to incur losses for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our recent revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

  Current uncertainty in global economic conditions makes it particularly difficult to predict demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have recently deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impact their willingness to make purchases or their ability to make timely payments to us. If that were to occur, we may experience decreased sales, be required to increase our allowance for doubtful accounts and our days sales outstanding could be negatively impacted. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on demand for our application suite, including new bookings and renewal and upsell rates, on our ability to predict future operating results, and on our financial condition and operating results.

  Because we recognize revenue from our customers over the term of their agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize revenue over the terms of our customer agreements, which typically range from one to three years, with some up to five years. As a result, most of our quarterly revenue results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our application suite in any quarter may not significantly reduce our revenue for that quarter, but could negatively affect revenue in future quarters. In particular, if such a shortfall were to occur in our fourth quarter, it may be more difficult for us to increase our customer sales to recover from such a shortfall as we have historically entered into a significant portion of our customer agreements during the fourth quarter. In addition, we may be unable to adjust our cost structure to reflect this potential reduction in revenue. Accordingly, the effect of significant downturns in sales of our application suite may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the initial contract term expires and also purchase additional modules or additional users. Our customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our renewal rates have been high historically, some of our customers have elected not to renew their agreements with us. Moreover, under some circumstances, some of our customers have the right to cancel their agreements prior to the expiration of the term. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our application suite, pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of economic downturns, including the current global economic recession, and global economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional modules or users, our revenue may decline, and we may not realize significantly improved operating results from our customer base.

  We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced rapid growth in our headcount and operations in recent periods. For example, we grew from 188 employees at December 31, 2005 to 768 employees at September 30, 2008. We reduced our headcount in the fourth quarter of 2008 and had 596 employees as of December 31, 2008. We have increased the size of our customer base from 341 customers at December 31, 2005 to approximately 2,600 customers at December 31, 2008. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

  We have derived a substantial portion of our subscription revenue from sales of our performance management and goal management modules. If these modules are not widely accepted by new customers, our operating results will be harmed.

We have derived a substantial portion of our historical revenue from sales of our Performance Management and Goal Management modules. If these modules do not remain competitive, or if we experience pricing pressure or reduced demand for these modules, our future revenue could be negatively affected, which would harm our future operating results.

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

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Fluctuations in our quarterly financial results may be caused by a number of factors, including, but not limited to, those listed below:

•	our ability to attract new customers;

•	customer renewal rates;

•	the extent to which customers increase or decrease the number of modules or users upon any renewal of their agreements;

•	the effects of changes in global economic conditions and announcements of economic data and government initiatives to address the global economic downturn;

•	the level of new customers as compared to renewal customers in a particular period;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the mix of customers between small, mid-sized and enterprise customers;

•	changes in our pricing policies or those of our competitors;

•	seasonal variations in the demand for our application suite, which has historically been highest in the fourth quarter of a year;

•	the amount and timing of operating expenses, particularly sales and marketing, related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	network outages or security breaches;

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and

•	other general economic, industry and market conditions.

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

We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation partners. Identifying partners, negotiating and documenting relationships with them require significant time and resources as does integrating third-party content and technology. Our agreements with technology and content providers are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our application suite. In addition, the current global economic slowdown could adversely affect the businesses of our partners, and it is possible that they may not be able to devote the resources we expect to the relationship.

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our application suite and attracting new customers, particularly in light of the current global economic downturn. Brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our application suite.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously harm our brand and adversely impact our business.

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

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as expense under Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) (SFAS 141R), Business Combinations.

•	diversion of management’s attention from other business concerns;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

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

As of February 23, 2009, we had approximately 56.7 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are now freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our “affiliates.” The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.

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

  Our directors, executive officers and principal stockholders have substantial influence over us and could delay or prevent a change in corporate control.

Our directors, executive officers and certain holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 46% of our outstanding common stock as of December 31, 2008. As a result, these stockholders, acting together, would have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in our control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Additionally, distributions by investment funds that hold our stock could adversely affect our stock price.

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

We are a Delaware corporation and the anti-takeover provisions of Delaware law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors, including the following:

•	our Board of Directors is classified into three classes of directors with staggered three-year terms;

•	only our Chairperson of the Board of Directors, our Chief Executive Officer, our President or a majority of our Board of Directors are authorized to call a special meeting of stockholders;

•	our stockholders can only take action at a meeting of stockholders and not by written consent;

•	vacancies on our Board of Directors can be filled only by our Board of Directors and not by our stockholders;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 60,000 square feet of space for use as our headquarters, which includes our operations and research and development facilities, located in San Mateo, California. The leases for this space expire between March 2009 and December 2009. We currently are in negotiations to extend certain of these leases. We lease approximately 17,000 square feet of office space in San Francisco, California, which primarily supports our domestic marketing and sales operations. The lease expires in August 2010.

We operate several data centers in the United States and the European Union. Our primary data center is located in Chandler, Arizona. The hosting agreement for this facility expires in June 2011. Two additional data centers are located in Secaucus, New Jersey and Ashburn, Virginia. The hosting agreements for these facilities expire in September 2009 and July 2010, respectively, and the Virginia data center is currently inactive. In addition, we have two data centers in Amsterdam, Netherlands. The hosting agreement for these facilities expires in August 2009.

We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations including local sales and professional services personnel.

We believe that our current offices and facilities are adequate to meet our requirements for the foreseeable future. See Note 3, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements for more information about our lease commitments.

Item 3.	Legal Proceedings

On March 11, 2008, we filed suit against Softscape, Inc. in the United States District Court of the Northern District of California for false advertising, trademark infringement, computer fraud and abuse, defamation, trade libel, intentional interference with prospective economic relations, and unfair competition. On June 5, 2008, Softscape filed suit against the Company in Middlesex Superior Court of Massachusetts for alleged misappropriation of trade secrets, tortious interference with contractual relations, and unfair competition. On August 27, 2008, Softscape’s suit was dismissed on inconvenient forum grounds. On October 7, 2008, Softscape filed counterclaims in the California action for alleged tortious interference with contractual relations, false and misleading statements under the Lanham Act, false and misleading statements under California law, and unfair competition. In December 2008, the parties signed a settlement agreement resolving all claims and counterclaims in the actions. Pursuant to the settlement agreement, we received a financial settlement along with a number of non-monetary terms, including a stipulated permanent injunction that was entered on December 29, 2008. The financial terms of the settlement agreement, net of related legal expenses of $2.5 million, resulted in a pre-tax net gain of approximately $1.0 million in fiscal 2008. This settlement is reflected as a “Gain on Settlement of Litigation, net” in our 2008 Consolidated Statement of Operations.

In the ordinary course of our business, we are also party to other litigation. However, we do not believe these matters, individually or in the aggregate, will have a material adverse effect on our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock and Related Stockholder Matters

Our common stock has been traded on The NASDAQ Global Market under the symbol “SFSF” since November 20, 2007. The following table summarizes the high and low sales prices for our common stock as reported by The NASDAQ Stock Market, for the period indicated:

Fiscal Year 2008 Quarters Ended:	High	Low

March 31, 2008	$12.12	$7.49
June 30, 2008	12.59	8.83
September 30, 2008	15.00	9.70
December 31, 2008	10.96	4.61

Fiscal Year 2007 Quarters Ended:	High	Low

December 31, 2007 (since November 20, 2007)	$15.27	$10.31

As of February 23, 2009, we had approximately 106 stockholders of record, although we believe there are more beneficial owners.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on November 20, 2007 through December 31, 2008, the last date of trading of fiscal 2008 for (1) our common stock, (2) Morgan Stanley Technology Index, and (3) the NASDAQ Composite Index. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	November 20, 2007	December 31, 2008
SuccessFactors	$100.00	$43.32
Morgan Stanley Technology Index	$100.00	$56.30
NASDAQ Composite Index	$100.00	$60.73

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

The trading prices of the securities of technology companies have been and are expected to continue to be highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the impact of announcements related to the effects of the global economic downturn and programs intended to address it;

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates, or failure of those analysts to initiate or maintain coverage of our stock;

•	rating downgrades by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of key personnel;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2008. All outstanding awards relate to our common stock.

(c) Number of
Securities
	(a) Number of		Remaining
	Securities to	(b) Weighted-	Available for
	be Issued	average Exercise	Future Issuances
	Upon Exercise	Price of	Under Equity
	of	Outstanding	Compensation
	Outstanding	Options,	Plans (Excluding
	Options,	Warrants and	Securities Reflected in
Plan Category	Warrants and Rights(1)	Rights	Column (a))

Equity compensation plans approved by security holders(1)	12,390,523	$6.18	4,994,295
Equity compensation plans not approved by security holders	—	—	—

Total	12,390,523	$6.18	4,994,295

(1)	Prior to our initial public offering, we issued securities under our 2001 Stock Option Plan. Following our initial public offering, we issued securities under our 2007 Equity Incentive Plan (“2007 Plan”) and we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards under this plan. The 2007 Plan contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each of 2009-2016 by an amount equal to 5% of our shares outstanding on the immediately preceding December, 31, unless our Board of Directors, in its discretion determines to make a smaller increase. As of February 27, 2009 our Board of Directors has not approved any such increase but may do so in the future. Under the 2007 Plan, non-employee directors are automatically granted options to purchase 30,000 shares of common stock upon initial election or appointment to the Board. Following each annual shareholder meeting, each non-employee director will automatically be granted options to purchase 15,000 shares of common stock. The Board may also make discretionary grants to purchase common stock to any non-employee director.

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

Use of Proceeds

The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. We used approximately $12.0 million of the proceeds from this offering for working capital during 2008. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital and potential capital expenditures and acquisitions.

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

We derived the statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements and related notes which are not included in this Annual Report. The information set forth below is not necessarily indicative of results of future operations, is qualified by reference to, and should be read in conjunction with, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data (in thousands, except per share data):
Revenue	$111,913	$63,350	$32,570	$13,028	$10,217
Cost of revenue(1)	38,836	26,341	14,401	7,635	4,273

Gross profit	73,077	37,009	18,169	5,393	5,944

Operating expenses:(1)
Sales and marketing	92,187	70,963	32,317	16,540	5,782
Research and development	23,085	16,725	10,622	6,120	3,510
General and administrative	24,744	19,091	7,483	3,624	1,833
Gain on settlement of litigation, net	(971)	—	—	—	—

Total operating expenses	139,045	106,779	50,422	26,284	11,125

Loss from operations	(65,968)	(69,770)	(32,253)	(20,891)	(5,181)
Interest income (expense) and other, net(2)	1,780	(5,259)	249	80	(31)

Loss before provision for income taxes	(64,188)	(75,029)	(32,004)	(20,811)	(5,212)
Provision for income taxes	(764)	(425)	(42)	(9)	(81)

Net loss	$(64,952)	$(75,454)	$(32,046)	$(20,820)	$(5,293)

Net loss per common share, basic and diluted	$(1.21)	$(8.35)	$(13.39)	$(14.29)	$(5.38)

Shares used in computing net loss per
common share, basic and diluted	53,803	9,036	2,393	1,457	983

(1)	Includes stock-based compensation expenses in accordance with SFAS No. 123(R) as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004

Cost of revenue	$1,053	$448	$94	$22	$7
Sales and marketing	4,084	2,269	351	129	41
Research and development	1,099	512	77	26	11
General and administrative	2,368	1,189	295	34	16

	$8,604	$4,418	$817	$211	$75

(2)	Interest income (expense) and other, net in 2007 included a $2.5 million expense related to the fair value adjustment of convertible preferred stock warrants through the date of our Initial Public Offering and a $1.9 million expense for amortization of debt issuance costs related to a warrant issued to a lender.

	As of December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and marketable securities	$102,364	$90,787	$26,172	$7,702	$6,652
Working capital (deficit)	3,027	25,871	(5,087)	(4,290)	3,048
Total assets	170,426	154,544	60,744	21,752	14,573
Deferred revenue, current and long-term	149,798	101,010	52,354	25,212	10,841
Long-term debt	—	—	9,711	—	—
Convertible preferred stock warrant liability	—	—	1,496	—	—
Convertible preferred stock	—	—	45,289	20,383	11,941
Total stockholders’ equity (deficit)	(5,376)	19,943	(64,095)	(33,089)	(12,531)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of our business and results of operations. You should read the following discussion and analysis of our financial condition in conjunction with the consolidated financial statements and notes thereto for the year ended December, 31, 2008 included in Item 8, “Financial Statements and Supplementary Data,” in this annual report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including without limitation information with respect to our plans and strategy of our business and our financial condition, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section titled “Risk Factors” included in Item 1A of Part I of this annual report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

SuccessFactors provides on-demand performance and talent management software that enables organizations to optimize the performance of their people to drive business results. Our application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; Stack Ranker; Business Performance Accelerators; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. During the past twelve months our customer base has grown from 1,750 to approximately 2,600 customers, across 60 industries in over 185 countries with more than 4.5 million end users.

We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 7%, 10% and 11% of revenue in 2008, 2007 and 2006, respectively. For 2008, 2007 and 2006, we did not have any single customer that accounted for more than 5% of our revenue. Initially, we primarily targeted our sales and marketing efforts at large enterprises, and later, we expanded our sales and marketing efforts to also target small and mid-sized organizations.

Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For 2008, 2007 and 2006, the percentage of our revenue generated from customers in the United States was 86%, 90% and 93%, respectively. We intend to continue to grow our international business. Accordingly, we expect the percentage of our revenue generated outside of the United States to continue to increase.

We have historically experienced significant seasonality in sales of subscriptions to our application suite, with a higher percentage of our customers renewing or entering into new subscription agreements in the fourth quarter of the year. Also, a significant percentage of our customer agreements within a given quarter are generally entered into during the last month of the quarter. We have derived a substantial portion of our historical revenue from sales of our Performance Management and Goal Management modules, but the percentage of revenue from these modules has decreased over time as customers have purchased additional modules that we have introduced.

We believe the market for performance and talent management is large and underserved. Accordingly, we might incur additional operating expenses, particularly for sales and marketing activities, to pursue this opportunity and in research and development, to develop new products. We expect operating losses to continue but at lower rates as we intend to continue to pursue new customers.

While we have experienced strong growth in revenues in recent periods, the overall global economy has experienced a severe downturn, with the United States and many other foreign countries experiencing slow overall growth in 2008, and slow or receding growth expected for most if not all of 2009. Unstable or declining economic conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and could cause our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impact their willingness to make purchases or their ability to make timely payments to us. If that were to occur, we may experience decreased sales and/or be required to increase our allowance for doubtful accounts, and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of the current economic slowdown or any subsequent economic recovery, worldwide, in the United States, or in our industry. As a result, it is inherently difficult to predict how the current economic conditions will affect our business. These and other economic factors could have a material adverse effect on our ability to predict future operating results, on demand for our application suite, including new bookings and renewal and upsell rates, and on our financial condition and operating results. The weakening of the overall global economy in 2008 has affected our customers and demand for our software and services. In fiscal year 2009 we expect this trend to continue. Despite the declining economy, we expect a double digit revenue growth to continue, but at a slower rate.

Sources of Revenue

We generate revenue from subscription fees from customers accessing our application suite and other services fees, which primarily consist of fees for configuration services and, to a lesser extent, fees for enhanced support, business consulting and other services. Our subscription agreements are noncancelable, though customers typically have the right to terminate their agreements for cause if we materially fail to perform. During 2006 through 2008, our customer retention rate was greater than 90%, which rate excludes our Manager’s Edition application which provides us with an insignificant amount of revenue. We calculate our customer retention rate by subtracting our attrition rate from 100%. We calculate our attrition rate for a period by dividing the number of customers lost during the period by the sum of the number of customers at the beginning of the period and the number of new customers acquired during the period. Although historically there has been very little variability in our retention rates, any decrease in our retention rates could negatively impact our results of operations in future periods.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting our application suite, delivering our professional services and on-going customer support. These costs include salaries, benefits, bonuses and stock-based compensation of our data center, professional services and customer support staff, outside service provider costs, data center and networking expenses, and allocated overhead and depreciation expenses. We allocate overhead such as rent, information technology costs and employee benefits costs to all departments based on relative headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. The costs associated with providing professional services are significantly higher as a percentage of revenue than the costs associated with delivering our application suite due to the labor costs associated with providing professional services. As such, the costs of implementing a new customer on our application suite or adding new modules for an existing customer are more significant than renewing a customer on existing modules.

Our cost of revenue has generally increased in absolute dollars and cost of revenue as a percentage of revenue has generally decreased during 2006, 2007 and 2008. Our cost of revenue as a percentage of revenue was 44% in 2006, 42% in 2007 and 35% in 2008. We expect that in the future, cost of revenue may increase or decrease moderately depending on the growth rate of our new bookings and our need to support the implementation, hosting and support of those new bookings. We also expect that cost of revenue as a percentage of revenue will continue to decrease over time to the extent that a higher percentage of our revenue is attributable to renewals and we are able to achieve economies of scale in our business. However, cost of revenue as a percentage of revenue could fluctuate from period to period depending on growth of our professional services business and any associated costs relating to the delivery of professional services and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our application suite and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

Operating Expenses

We classify our operating expenses as follows:

Sales and Marketing.  Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation, commissions, travel costs, and marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses, and allocated overhead. Our sales and marketing expenses have increased in absolute dollars each year. As a percentage of revenue, our sales and marketing expenses were 99% in 2006, 112% in 2007 and 82% in 2008. We intend to continue to invest in sales and marketing but to a lesser extent than 2008. Accordingly, sales and marketing expenses could increase or decrease in absolute dollars depending on our investment decisions in reaction to our ongoing assessment of the market opportunity to support additional growth. We do expect sales and marketing expense to continue to be our largest operating expense. Over the long term, we believe that sales and marketing expenses as a percentage of revenue will decrease, but vary depending on the mix of revenue from new and existing customers and from small, mid-sized and enterprise customers, as well as the productivity of our sales and marketing programs.

Research and Development.  Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation, the cost of certain third-party service providers and allocated overhead. Research and development expenses as a percentage of revenue were 33% in 2006, 26% in 2007 and 21% in 2008. We have focused our research and development efforts on expanding the functionality and enhancing the ease of use of our application suite. We expect research and development expenses to decrease as a percentage of revenue but increase in absolute dollars in the future as we intend to release new features and functionality on a frequent basis, expand our content offerings and continue to localize our application suite in various languages, upgrade and extend our service offerings, and develop new technologies.

General and Administrative.  General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance and human resources, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, other corporate expenses and allocated overhead. General and administrative expenses as a percentage of revenue were 23% in 2006, 30% in 2007 and 22% in 2008. We expect general and administrative expenses as a percentage of revenue to decrease as we continue to leverage our existing general and administrative personnel, professional fees and other expenses to support our anticipated growth. General and administrative expenses in absolute dollars may increase or decrease depending upon investments we make to support the size of our business.

Income Taxes

As part of the process of preparing the Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets.

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

Revenue Recognition

Revenue consists of subscription fees for our on-demand software and the provision of other services. Our customers do not have the contractual right to take possession of software in substantially all of our transactions. Instead, the software is delivered on an on-demand basis from our hosting facilities. Therefore, these arrangements are treated as service agreements, and we follow the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position 97-2 (SOP 97-2) to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We commence revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the subscription or services have been delivered to the customer;

•	the collection of related fees is reasonably assured; and

•	the amount of related fees is fixed or determinable.

Signed agreements are used as evidence of an arrangement. We assess cash collectability based on a number of factors such as past collection history with the customer. If we determine that collectability is not reasonably assured, we defer the revenue until collectability becomes reasonably assured, generally upon receipt of cash. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Our arrangements are noncancelable, though customers typically have the right to terminate their agreement if we fail to perform.

Our other services include configuration assistance, including installation and training related to the application suite. These other services are generally sold in conjunction with our subscriptions. In applying the provisions of EITF Issue No. 00-21, we have determined that we do not have objective and reliable evidence of fair value for each element of our arrangements. As a result, these other services are not accounted for separately from our subscriptions. As these other services do not qualify for separate accounting, we recognize the other services revenue together with the subscription fees ratably over the noncancelable term of the subscription agreement, generally one to three years although terms can extend to as long as five years, commencing on the later of the start date specified in the subscription arrangement, the “initial access date” of the customer’s instance in our production environment or when all of the revenue recognition criteria have been met. We generally consider delivery to have occurred on the initial access date, which is the point in time that a customer is provided access to use our on-demand application suite. In the infrequent circumstance in which a customer has the contractual right to take possession of the software, we have applied the provisions noted in EITF Issue No. 00-3 and determined that the customers would incur a significant penalty to take possession of the software. Therefore, these agreements have been accounted for as service contracts outside the scope of SOP 97-2. Sales tax amounts collected from customers have been recorded on a net basis.

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

During 2007, we capitalized $10.0 million of deferred commissions and amortized $4.1 million to sales and marketing expenses. During 2008, we capitalized $7.0 million of commission expenses and amortized $6.6 million to sales and marketing expenses. As of December 31, 2008, deferred commissions on our consolidated balance sheet totaled $12.0 million.

Accounting for Stock-Based Awards

We adopted, retroactively to inception, Statement of Financial Accounting Standards No. 123(R), Accounting for Stock-Based Compensation, which requires all share-based payments to employees, including grants of stock options, to be measured based on the grant date fair value of the awards and recognized in our consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). We amortize the fair value of share-based payments on a straight-line basis. We have never capitalized stock-based employee compensation cost or recognized any tax benefits related to these costs.

To estimate the fair value of an award, we use the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Prior to 2006, we generally used the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), or the SEC shortcut method, to calculate the expected term for employee grants and used the contractual life of ten years as the expected term for non-employee grants. In 2006, we used the SEC shortcut method to calculate the expected term for our employee grants, except in instances where we did not qualify for its use because the underlying stock option awards were not deemed to have been “at the money” for financial reporting purposes and, accordingly, did not qualify as “plain vanilla” options as defined by SAB 107. For those grants that did not qualify for the shortcut method in 2006 and for all grants during 2007 and 2008, we calculated the expected term based on our historical experience from previous stock option grants. We estimate the volatility of our common stock by analyzing our historical volatility and considering volatility data of our peer group and their implied volatility. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled.

The effect of forfeiture adjustments in 2007 and 2008 was insignificant. We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based compensation on a prospective basis, and incorporating these factors into the Black-Scholes pricing model. As a result, if factors change, our stock-based compensation expense could be materially different in the future. We recorded stock-based compensation of $0.8 million, $4.4 million and $8.6 million during 2006, 2007 and 2008, respectively.

Sales and Use Taxes

We have not collected sales and use taxes from certain customers in certain states nor did we submit our sales and use taxes from the services that we provided to these customers to the appropriate authorities. Accordingly, we have established a reserve for these liabilities. A variety of factors could affect the liability, including our estimated recovery of amounts from customers and any changes in relevant statutes in the various states in which we have done business. To the extent that the actual amount of our liabilities for sales and use taxes materially differs from the amount we have reserved on our consolidated balance sheet, our future results of operations and cash flows could be negatively affected.

Allowance for Doubtful Accounts

Based on a review of the current status of our existing accounts receivable and historical collection experience, we have established an estimate of our allowance for doubtful accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided based on our collection history and current economic trends. As a result, if our actual collections are lower than expected, additional provisions for doubtful accounts may be needed and our future results of operations and cash flows could be negatively affected. Write-offs of accounts receivable and recoveries were insignificant during each of 2006, 2007 and 2008.

Results of Operations

The following table sets forth selected consolidated statements of operations data for the specified periods as a percentage of revenue for each of those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2008	2007	2006

Revenue	100%	100%	100%
Cost of revenue	35	42	44

Gross margin	65	58	56

Operating expenses:
Sales and marketing	82	112	99
Research and development	21	26	33
General and administrative	22	30	23
Gain on legal settlement, net	(1)	—	—

Total operating expenses	124	168	155

Loss from operations	(59)	(110)	(99)
Interest income (expense) and other, net	2	(8)	1

Loss before provision for income taxes	(57)	(118)	(98)

Provision for income taxes	(1)	(1)	—

Net loss	(58)%	(119)%	(98)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Year Ended December 31, 2008, 2007 and 2006

Revenue

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenue	$111,913	$63,350	$32,570

2008 Compared to 2007.  Revenue increased $48.6 million, or 77%, from 2007 to 2008, primarily due to a $29.8 million increase in revenue from existing customers, which includes renewals and subscriptions for additional modules and end users, and an $18.8 million increase from new customers. As of December 31, 2008, we had approximately 2,600 customers, as compared to 1,750 at December 31, 2007.

Revenue from customers in the United States accounted for $96.0 million or 86%, of revenue in 2008, compared to $57.3 million, or 90% of revenue, in 2007.

2007 Compared to 2006.  Revenue increased $30.8 million, or 95%, from 2006 to 2007, primarily due to a $18.7 million increase in revenue from existing customers and a $12.1 million increase from new customers. As of December 31, 2007, we had over 1,750 customers, as compared to 850 at December 31, 2006.

Revenue from customers in the United States accounted for $57.3 million or 90%, of revenue in 2007, compared to $30.3 million, or 93% of revenue, in 2006.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenue	$111,913	$63,350	$32,570
Cost of revenue	38,836	26,341	14,401

Gross profit	$73,077	$37,009	$18,169

Gross margin	65%	58%	56%

2008 Compared to 2007.  Cost of revenue increased $12.5 million, or 47%, from 2007 to 2008, primarily due to increase of $8.1 million in employee-related costs, which includes an increase of $0.6 million in stock-based compensation expense, an increase of $1.5 million related to operating a new data center, an increase of $1.4 million in license royalties and partner referral fees, an increase of $0.5 million in depreciation expense, an increase of $0.4 million in customer training material due to increased number of customers and to a lesser extent there was an increase in travel and entertainment, outside services and software expenses. Gross margin increased from 58% for 2007 to 65% for 2008. This increase in gross margin was primarily due to increased revenue, increased renewals, which have lower cost of revenue as a percentage of revenue, and a larger customer base over which to spread fixed costs.

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

Sales and Marketing

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Sales and marketing	$92,187	$70,963	$32,317
Percent of revenue	82%	112%	99%

2008 Compared to 2007.  Sales and marketing expenses increased $21.2 million, or 30%, from 2007 to 2008, primarily due to an increase of $9.5 million in employee-related costs, of which $1.8 million is an increase in stock-based compensation, an increase of $5.5 million in marketing and promotional spending, an increase of $4.8 million in sales commission expenses, as a result of increased revenue, and an increase of $1.5 million in allocated overhead costs. In addition, an increase of $0.5 million in travel and entertainment and an increase of $0.3 million in depreciation expense, was offset by a decrease of $0.8 million in outside professional services.

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

Research and Development

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Research and development	$23,085	$16,725	$10,622
Percent of revenue	21%	26%	33%

2008 Compared to 2007.  Research and development expenses increased $6.4 million, or 38%, from 2007 to 2008, primarily due to an increase of $4.1 million in employee-related costs, which includes an increase of $0.6 million of stock-based compensation expense, as a result of an increase in research and development personnel to expand product functionality and localize our application suite into various languages. In addition, there was an increase of $1.7 million in outside services, and an increase of $0.6 million in allocated expenses.

2007 Compared to 2006.  Research and development expenses increased $6.1 million, or 57%, from 2006 to 2007, primarily due to an increase of $4.9 million in employee-related costs, which includes $0.4 million of stock-based compensation expenses, as we increased personnel in research and development to expand product functionality and localize our application suite into various languages, an increase of $0.8 million in outside services, and an increase of $0.3 million in allocated expenses.

General and Administrative

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

General and administrative	$24,744	$19,091	$7,483
Percent of revenue	22%	30%	23%

2008 Compared to 2007.  General and administrative expenses increased $5.7 million, or 30%, from 2007 to 2008, primarily due to an increase of $3.3 million in employee-related costs, which includes an increase of $1.2 million in stock-based compensation expense, as a result of an increase in general and administrative headcount. In addition, there was an increase of $1.3 million in accounting and tax fees, $0.7 million in depreciation and $0.4 million in telecommunication expense. The additional personnel, professional services and accounting and tax fees are primarily the result of the growth of our business and the incremental expenses associated with the first year of Sarbanes Oxley compliance efforts.

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

Gain on Settlement of Litigation, Net

2008 Compared to 2007.  On March 11, 2008, we filed suit against Softscape, Inc. in the United States District Court of the Northern District of California for false advertising, trademark infringement, computer fraud and abuse, defamation, trade libel, intentional interference with prospective economic relations, and unfair competition. In December 2008, the parties signed a settlement agreement resolving all claims and counterclaims in the actions. Pursuant to the settlement agreement, we received a financial settlement along with a number of non-monetary terms, including a stipulated permanent injunction that was entered on December 29, 2008. The financial terms of the settlement agreement resulted in a pre-tax net gain of approximately $1.0 million in fiscal 2008.

Interest Income (Expense) and Other, Net

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Interest income (expense) and other, net	1,780	(5,259)	249
Percent of revenue	2%	(8)%	1%

2008 Compared to 2007.  Interest income (expense) and other, net increased $7.0 million from 2007 to 2008, primarily due to a decrease of $4.1 million in interest expense as a result of repayment in full of the line of credit in November 2007, and a decrease of $1.7 million in other income (expense), primarily due to absence of fair value expense of $2.5 million of convertible preferred stock warrant that was outstanding in 2007, which was partially offset by foreign exchange gain of $0.8 million in 2008. In addition, interest income increased by $1.2 million, primarily due to higher cash balances in 2008, which includes the proceeds from our follow-on public offering in the second quarter of 2008.

2007 Compared to 2006.  Interest income increased $0.4 million from 2006 to 2007 which was primarily due to higher cash balances in 2007 resulting from the proceeds from our initial public offering in the fourth quarter of 2007 and an advance of $10.0 million from our line of credit in both December 2006 and September 2007. We paid off the line of credit in full in November 2007. Interest expense increased $3.2 million from 2006 to 2007 primarily due to the advances on our line of credit. We had $2.2 million of costs related to warrant amortization, prepayment penalties and debt issuance costs and $0.9 million of interest expense related to our line of credit and another $0.5 million of interest related to sales and use taxes. Other income (expense), net in 2007 includes $2.5 million of adjustments to the fair value of our convertible preferred stock warrants, as compared to a credit of $54,000 in 2006, which were remeasured in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Upon completion of our initial public offering we made a final adjustment to the fair value of these warrants at which time all convertible preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability was reclassified to additional paid-in capital.

Provision for Income Taxes

We have incurred operating losses in all periods to date and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for certain state taxes and foreign income taxes. As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of approximately $158.8 million and $167.6 million, respectively. In connection with our adoption of SFAS No. 123R, we use the ‘with-and-without’ approach described in EITF Topic No. D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations to determine the recognition and measurement of excess tax benefits. Accordingly, we have elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. As of December 31, 2008, the amount of such excess tax benefits from stock options included in net operating losses was $7.1 million. In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the income statement. As of December 31, 2008, the Company had U.S. federal and state research and development tax credit carryforwards of approximately $2.0 million and $2.2 million, respectively. The Company also has foreign tax credits of approximately $0.3 million which will expire between 2016 and 2017 if not utilized. Realization of deferred tax assets depends upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have offset all of our net deferred tax assets by a valuation allowance. If not utilized, our federal net operating loss and tax credit carryforwards will begin to expire in 2021, and our state net operating losses will begin to expire in 2013. Our state research and development tax credit carryforwards will carry forward indefinitely if not utilized. The utilization of our net operating loss could be subject to substantial annual limitation as a result of certain future events, such as acquisition or other significant equity events, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

To date, substantially all of our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed in the fourth quarter of 2007 of approximately $104.6 million, after deducting underwriting discounts and commissions and offering costs. In June 2008, we completed a public offering raising approximately $27.4 million in net proceeds after deducting underwriting discounts and commissions of $1.5 million and other offering expenses of approximately $0.6 million.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007	2006

Net cash used in operating activities	$(12,025)	$(28,468)	$(13,811)
Net cash used in investing activities	(28,706)	(14,018)	(2,741)
Net cash provided by financing activities	28,493	98,541	35,013

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

We used $12.0 million of cash in operating activities during 2008. The cash usage was primarily from a net loss of $65.0 million due primarily to the significant investments we incurred to grow our business, adjusted for $12.5 million of non-cash depreciation, amortization and stock-based compensation expenses, and a $6.6 million non-cash expense for the amortization of deferred commissions. During 2008, we experienced significant increases in deferred commissions and deferred revenue as a result of the growth in our business. The increase in our deferred revenue of $48.8 million contributed to cash provided by operating activities, although this was partially offset by a $7.0 million increase in deferred commissions. We used $7.1 million of cash in operations resulting from a decrease in accrued employee compensation of $6.1 million, an increase in accounts receivable of $2.4 million, and a decrease in accounts payable of $1.6 million, which was partially offset by a $3.0 million increase in accrued expenses and other accrued liabilities.

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

Net Cash Used in Investing Activities

We used $28.7 million of cash in investing activities during 2008. This use of cash primarily resulted from $78.1 million of purchases of available-for-sale securities and $4.5 million in capital expenditures related to purchases of additional equipment for our expanding infrastructure and work force, partially offset by $46.2 million in sales and $8.0 million in maturities of available-for-sale securities. Other uses of cash related to restricted cash for leased space and credit cards during 2008.

We used $14.0 million of cash in investing activities during 2007. This use of cash primarily resulted from $11.2 million of purchases of available-for-sale securities, partially offset by $2.7 million in sales of available-for-sale securities, and $5.5 million in capital expenditures related to purchases of additional equipment for our expanding infrastructure and work force.

During 2006, we used $2.7 million in cash for investing activities. Of the cash used for investing activities, a significant majority, or $2.1 million, was used for capital expenditures. Other uses of cash for investing activities related to restricted cash for leased space and credit cards during 2006.

Net Cash Provided by Financing Activities

Cash provided by financing activities in 2008 of $28.5 million was due primarily to net proceeds of $27.4 million from a public offering and proceeds from the exercise of stock options of $1.5 million offset by payments of $0.5 million related to offering costs from our public offering paid during the year.

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

Capital Resources

We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 24 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our application suite. Our capital expenditures in 2009 are expected to grow in line with business activities. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

We do not have any special purpose entities and, other than operating leases for office space and computer equipment which are described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations

Our principal commitments consist of obligations under leases for our office space, computer equipment and furniture and fixtures; and contractual commitments for hosting and other support services. The following table summarizes our contractual obligations as of December 31, 2008:

	Payment Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Capital lease obligations	$56	$37	$19	$—	$—
Operating lease obligations	3,748	2,113	1,338	297	—
Contractual commitments	2,850	2,565	285	—	—

Total	$6,654	$4,715	$1,642	$297	$—

Also, as discussed in Note No. 8 of the Notes to Consolidated Financial Statements, effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” At December 31, 2008, we had unrecognized tax benefits of $855,000. Due to the uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) (SFAS 141(R)), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 will be effective for us beginning in the first quarter of fiscal 2009. The adoption of SFAS 141(R) will change the our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009 and the adoption of SFAS 160 is not expected to impact our consolidated financial statements.

In February 2008, the FASB issued Financial Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delays the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for all nonrecurring fair value measurements of nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 established a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP is effective for us beginning January 1, 2009. The adoption of SFAS 157, for which effectiveness was delayed by FSP FAS 157-2, is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP FAS 157-3), to clarify how an entity would determine fair value in an inactive market. FSP FAS 157-3 is effective immediately and applies to our December 31, 2008 consolidated financial statements. The application of the provisions of FSP FAS 157-3 did not impact our consolidated financial position, results of operations and cash flows as of and for the year ended December 31, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2008 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $69.9 million and marketable securities of $32.5 million as of December 31, 2008, respectively. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issues and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist of high-grade government securities with maturities of less than one year. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s equity (deficit). The average maturity of our investment portfolio is approximately 23 days; therefore the movement of interest rates should not have a material impact on our consolidated balance sheet or statement of operations.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of December 31, 2008 using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movements in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of December 31, 2008. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $32,000 at December 31, 2008. Similarly, a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $64,000 as of December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

Please refer to Item 15 — Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year, December 31, 2008. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2008 were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of our management and Board of Directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO Framework”). Based on that evaluation, our CEO and CFO have concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP has independently assessed the effectiveness of our internal controls over financial reporting and its report is included on page 53.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during fiscal 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct and Ethics is available on the investor relations our website at www.successfactors.com/investor under “Corporate Governance.”

Item 11.	Executive Compensation

The information required by this item will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SuccessFactors, Inc.

We have audited the accompanying consolidated balance sheets of SuccessFactors, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuccessFactors, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, in 2007, SuccessFactors, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SuccessFactors, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Francisco, California
February 26, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SuccessFactors, Inc.

We have audited SuccessFactors, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SuccessFactors, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SuccessFactors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SuccessFactors, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of SuccessFactors, Inc. and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Francisco, California
February 26, 2009

SUCCESSFACTORS, INC.

Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$69,859	$82,274
Marketable securities	32,505	8,513
Accounts receivable, net of allowance for doubtful accounts of $727 and $481	44,446	42,072
Deferred commissions	5,721	4,199
Prepaid expenses and other current assets	3,224	2,347

Total current assets	155,755	139,405
Restricted cash	1,248	964
Property and equipment, net	6,933	6,532
Deferred commissions, net of current portion	6,292	7,343
Other assets	198	300

Total assets	$170,426	$154,544

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$1,960	$3,595
Accrued expenses and other current liabilities	9,632	7,016
Accrued employee compensation	12,159	18,265
Deferred revenue	128,940	84,624
Current portion of capital lease obligations	37	34

Total current liabilities	152,728	113,534
Capital lease obligations, net of current portion	19	56
Deferred revenue, net of current portion	20,858	16,386
Other long-term liabilities	2,197	4,625

Total liabilities	175,802	134,601
Commitments and contingencies (Note 3)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized 55,990 and 51,350 shares issued and outstanding (excluding 337 and 679 legally issued and outstanding) as of December 31, 2008 and 2007, respectively)	56	51
Additional paid-in capital	200,907	161,150
Accumulated other comprehensive income (loss)	(74)	55
Accumulated deficit	(206,265)	(141,313)

Total stockholders’ equity (deficit)	(5,376)	19,943

Total liabilities and stockholders’ equity (deficit)	$170,426	$154,544

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue	$111,913	$63,350	$32,570
Cost of revenue(1)	38,836	26,341	14,401

Gross profit	73,077	37,009	18,169

Operating expenses:(1)
Sales and marketing	92,187	70,963	32,317
Research and development	23,085	16,725	10,622
General and administrative	24,744	19,091	7,483
Gain on settlement of litigation, net	(971)	—	—

Total operating expenses	139,045	106,779	50,422

Loss from operations	(65,968)	(69,770)	(32,253)
Interest income (expense) and other, net	1,780	(5,259)	249

Loss before provision for income taxes	(64,188)	(75,029)	(32,004)
Provision for income taxes	(764)	(425)	(42)

Net loss	$(64,952)	$(75,454)	$(32,046)

Net loss per common share, basic and diluted	$(1.21)	$(8.35)	$(13.39)

Shares used in computing net loss per common share, basic and diluted	53,803	9,036	2,393

(1)	Amounts include stock-based compensation expenses in accordance with SFAS 123(R) as follows:

	Year Ended December 31,
	2008	2007	2006

Cost of revenue	$1,053	$448	$94
Sales and marketing	4,084	2,269	351
Research and development	1,099	512	77
General and administrative	2,368	1,189	295

Total	$8,604	$4,418	$817

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Consolidated Statements of Convertible Preferred Stock
and Stockholders’ Equity (Deficit)

						Notes	Accumulated		Total
	Convertible				Additional	Receivable	Other		Stockholders’
	Preferred Stock		Common Stock		Paid-in	from	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Income	Deficit	(Deficit)
	(In thousands)
Balances at January 1, 2006	27,343	$20,383	1,685	$4	$728	$(8)	$—	$(33,813)	$(33,089)
Issuance of common stock upon exercise of stock options	—	—	761	1	143	—	—	—	144
Issuance of common stock upon exercise of warrant	—	—	346	1	69	—	—	—	70
Issuance of convertible preferred stock, net of issuance costs of $94	5,203	24,906	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	817	—	—	—	817
Amounts related to notes receivable from stockholders	—	—	—	—	1	(1)	—	—	—
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	(32,046)	(32,046)

Comprehensive loss	—	—	—	—	—	—	—	—	(32,037)

Balances at December 31, 2006	32,546	45,289	2,792	6	1,758	(9)	9	(65,859)	(64,095)
Issuance of common stock upon exercise of stock options	—	—	1,242	1	412	—	—	—	413
Issuance of convertible preferred stock upon exercise of preferred stock warrant	4	20	—	—	25	—	—	—	25
Stock-based compensation	—	—	—	—	4,418	—	—	—	4,418
Conversion of convertible preferred stock into common stock	(32,550)	(45,309)	32,550	32	45,277	—	—	—	45,309
Conversion of preferred stock warrant liability into additional paid-in capital	—	—	—	—	4,534	—	—	—	4,534
Issuance of common stock in connection with initial public offering, net of issuance costs incurred	—	—	11,619	12	104,045	—	—	—	104,057
Repayment of notes receivable from stockholder	—	—	2,916	—	134	9	—	—	143
Vesting of stock option shares exercised early	—	—	231	—	547	—	—	—	547
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	37	—	37
Unrealized gain on marketable securities		—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	(75,454)	(75,454)

Comprehensive loss	—	—	—	—	—	—	—	—	(75,408)

Balances at December 31, 2007	—	—	51,350	51	161,150	—	55	(141,313)	19,943
Issuance of common stock upon exercise of stock options	—	—	1,496	1	1,479	—	—	—	1,480
Stock-based compensation	—	—	—	—	8,604	—	—	—	8,604
Issuance of common stock in connection with follow-on public offering, net of issuance costs incurred	—	—	2,500	3	27,427	—	—	—	27,430
Vesting of stock option shares exercised early	—	—	357	1	2,247	—	—	—	2,248
Issuance of common stock in connection with net exercise of common stock warrant	—	—	287	—	—	—	—	—	—
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(179)	—	(179)
Unrealized gain on marketable securities	—	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	—	(64,952)	(64,952)

Comprehensive loss	—	—	—	—	—	—	—	—	(65,081)

Balances at December 31, 2008	—	$—	55,990	$56	$200,907	$—	$(74)	$(206,265)	$(5,376)

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(64,952)	$(75,454)	$(32,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,885	2,173	868
Loss on retirement and write-off of fixed assets	193	156	—
Amortization of deferred commissions	6,572	4,063	2,042
Stock-based compensation expenses	8,604	4,418	817
Amortization of debt issuance costs	—	1,916	177
Adjustment to fair value of convertible preferred stock warrants	—	2,510	(54)
Issuance of preferred stock warrants in connection with executive search	—	—	13
Changes in assets and liabilities:
Accounts receivable	(2,374)	(19,268)	(13,372)
Deferred commissions	(7,043)	(9,958)	(5,295)
Prepaid expenses and other current assets	(877)	(1,309)	(554)
Other assets	102	(296)	(1,241)
Accounts payable	(1,635)	1,791	805
Accrued expenses and other current liabilities	2,997	4,165	675
Accrued employee compensation	(6,106)	6,699	4,964
Other liabilities	(179)	1,270	1,248
Deferred revenue	48,788	48,656	27,142

Net cash used in operating activities	(12,025)	(28,468)	(13,811)

Cash flows from investing activities:
Restricted cash	(284)	(30)	(639)
Capital expenditures	(4,479)	(5,475)	(2,102)
Purchase of available-for-sale securities	(78,086)	(11,218)	—
Maturities of available-for-sale securities	46,160	2,705	—
Sale of available-for-sale securities	7,983	—	—

Net cash used in investing activities	(28,706)	(14,018)	(2,741)

Cash flows from financing activities:
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	—	24,906
Proceeds from exercise of stock options, net	1,480	553	144
Proceeds from early exercise of stock options, net	162	4,674	—
Proceeds from exercise of common stock warrants	—	—	70
Proceeds from exercise of preferred stock warrants	—	20	—
Proceeds from public offerings, net of offering costs	26,885	104,602	—
Proceeds from advance on line of credit	—	10,000	10,000
Repayment of line of credit	—	(21,272)	—
Principal payments on capital lease obligations	(34)	(36)	(107)

Net cash provided by financing activities	28,493	98,541	35,013

Effect of exchange rate changes on cash and cash equivalents	(177)	47	9

Net (decrease) increase in cash and cash equivalents	(12,415)	56,102	18,470
Cash and cash equivalents at beginning of year	82,274	26,172	7,702

Cash and cash equivalents at end of year	$69,859	$82,274	$26,172

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$268	$946	$14
Income taxes	95	4	1

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements

1.	Organization and Significant Accounting Policies

Organization

Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand performance and talent management software that enable organizations to optimize the performance of their people to drive business results. The Company’s application suite includes the following modules and capabilities; Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; Stack Ranker; Business Performance Accelerators; and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in Europe and Asia.

Initial Public Offering

In November 2007, the Company completed its initial public offering (IPO) of common stock in which it sold 11,618,500 shares of its common stock, including 1,618,500 shares sold pursuant to the underwriters’ full exercise of their over-allotment option at an initial public offering price of $10.00 per share. The Company raised a total of $116.2 million from the IPO, or $104.6 million in net proceeds after deducting underwriting discounts and commissions of $8.3 million and other offering expenses of $3.8 million. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred stock was converted into 32,550,241 shares of common stock. In addition, the Company’s convertible preferred stock warrant liability of $4.5 million was reclassified to additional paid-in capital.

Follow-on Public Offering

In June 2008, the Company completed a public offering of 8,828,691 shares of its common stock, of which 2,500,000 shares were sold by the Company and 6,328,691 shares were offered by certain selling stockholders. The Company raised approximately $27.4 million in net proceeds after deducting underwriting discounts and commissions of $1.5 million and other offering expenses of approximately $0.6 million.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including those related to revenue recognition, recoverability of accounts receivable, collectability of sales tax from customers and the fair market value of stock-based awards, including forfeiture estimates. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Signed agreements are used as evidence of an arrangement. The Company assesses cash collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. If the Company determines that collectability is not reasonably assured, the Company defers the revenue until collectability becomes reasonably assured, generally upon receipt of cash. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company’s arrangements are noncancelable, though customers typically have the right to terminate their agreement if the Company fails to perform.

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

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

During the year ended December 31, 2008, the Company capitalized $7.0 million of deferred commissions and amortized $6.6 million to sales and marketing expense. As of December 31, 2008, deferred commissions on the Company’s consolidated balance sheet totaled $12.0 million.

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

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive (loss) income includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments, net of tax, and unrealized gains (losses) on marketable securities, net of tax, are included in accumulated other comprehensive income (loss). Comprehensive income (loss) has been reflected in the consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

Income Taxes

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.

Further, compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is not probable that an uncertain tax position will be sustained upon examination by a taxing authority. These estimates are subject to change. See Note 8 for a discussion of the effect of the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). In accordance with SFAS 115, available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity (deficit). Fair value is determined based on quoted market rates. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income (expense). Interest on securities classified as available-for-sale is included as a component of interest income. As the Company’s marketable securities are considered by the Company as available to support current operations, these securities have been classified as current assets on the consolidated balance sheets in accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Restricted Cash

The Company’s restricted cash balances at December 31, 2008 and 2007 were as follows (in thousands):

	As of December 31,
	2008	2007

Certificates of deposit and guarantees in connection with corporate leases	$641	$640
Certificate of deposit in connection customer requirement	150	150
Employee funds withheld for Section 125 benefits	—	67
Credit card deposits	457	107

	$1,248	$964

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. See Note 4 for more information.

Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable and historical collection experience. The allowance for doubtful accounts increased by $246,000 in the year ended December 31, 2008 and $383,000 in the year ended December 31, 2007. Write-offs of accounts receivable and recoveries were insignificant during each of the years ended December 31, 2008 and 2007.

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

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long- lived assets. Any reduction in the useful life assumption would result in increased depreciation and amortization expense in the period when those determinations are made, as well as in subsequent periods.

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

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Concentrations of Credit Risk and Significant Customers and Suppliers

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash and accounts receivable. The Company maintains an allowance for doubtful accounts. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company does not require its customers to provide collateral. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. No customer represented more than 10% of revenue in any of the three years in the period ended December 31, 2008.

As of December 31, 2008, the Company had international subsidiaries in Denmark, United Kingdom, France, Germany, Australia, Hong Kong, Korea, Italy, Singapore, the Netherlands, Switzerland and the Philippines. Long-

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

lived assets at these subsidiaries were not significant as of December 31, 2008 or December 31, 2007. Revenue by geographic region, based on billing address of the customer, was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Americas	$99,398	$58,934	$31,372
Europe	9,239	2,940	912
Asia Pacific	3,276	1,476	286

	$111,913	$63,350	$32,570

The Company’s revenue from customers based in the United States was $96.0 million, $57.3 million and $30.3 million for the years ended December 31, 2008, 2007 and 2006 and these amounts are included in the Americas line in the table above.

The Company’s cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

The Company serves its customers and users from four hosting facilities, located in New Jersey, Arizona and two in Europe. The Company has internal procedures to restore services in the event of disasters at its current hosting facilities. Even with these procedures for disaster recovery in place, the Company’s service could be significantly interrupted during the implementation of the procedures to restore services.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity (deficit). Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. Foreign currency transaction gains and losses are included in net loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the respective exchange rates in effect on the consolidated balance sheet dates. The Company recorded $0.8 million of net translation gains in 2008. Foreign currency transaction gains and losses were not material in 2007 and 2006.

Advertising Expenses

Advertising is expensed as incurred as a component of sales and marketing expenses on the consolidated statement of operations. Advertising expense was $8.3 million, $4.7 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) (SFAS 141(R)), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 will be effective for the Company beginning in the first quarter of fiscal 2009. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009 and the adoption of SFAS 160 is not expected to impact the Company’s consolidated financial statements.

In February 2008, the FASB issued Financial Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which delayed the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), for all nonrecurring fair value measurements of nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 established a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP is effective for the Company beginning January 1, 2009. The adoption of SFAS 157, for which effectiveness was delayed by FSP FAS 157-2, is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC. The standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of the Company’s current accounting principles or practices and therefore, is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (FSP FAS 157-3), to clarify how an entity would determine fair value in an inactive market. FSP FAS 157-3 is effective immediately and applies to the Company’s December 31, 2008 financial statements. The application of the provisions of FSP FAS 157-3 did not impact the Company’s consolidated financial position, results of operations and cash flows as of and for the year ended December 31, 2008.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

2.	Balance Sheet Accounts

Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consisted of (in thousands):

	As of December 31,
	2008	2007

Computers, equipment and software	$8,552	$5,829
Furniture and fixtures	1,836	1,563
Vehicles	134	396
Leasehold improvements	3,027	2,436

	13,549	10,224
Less accumulated depreciation and amortization	(6,616)	(3,692)

	$6,933	$6,532

Depreciation and amortization expense totaled $3.9 million, $2.2 million and $868,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Property and equipment as of December 31, 2008 and 2007 included a total of $306,000 of equipment acquired under capital lease agreements. Accumulated amortization relating to equipment under capital leases totaled $306,000 and $272,000 as of December 31, 2008 and 2007, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities as of December 31, 2008, consisted of the following (in thousands):

	As of December 31, 2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$684	$—	$—	$684
Cash equivalents:
Money market funds	69,175	—	—	69,175

Total cash equivalents	69,175	—	—	69,175

Total cash and cash equivalents	69,859	—	—	69,859
Marketable securities:
U.S. Treasury bills and bonds	8,969	26	—	8,995
U.S. government notes and bonds	22,858	67	—	22,925
Corporate notes	542	—	(1)	541
Marketable equity securities	50	—	(6)	44

Total marketable securities	32,419	93	(7)	32,505

Total cash, cash equivalents and marketable securities	$102,278	$93	$(7)	$102,364

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

The Company did not have any marketable securities as of December 31, 2006. The Company did not realize any significant gains or losses during the years ended December 31, 2008, 2007 and 2006. All of the Company’s marketable securities as of December 31, 2008 mature within one year except for $44,000 in marketable equity securities.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2008 and 2007 consisted of (in thousands):

	As of December 31,
	2008	2007

Accrued royalties	$1,039	$238
Accrued partner referral fees	209	189
Accrued other liabilities	5,006	2,930
Accrued taxes payable	1,374	613
Deferred rent	286	246
Sales and use taxes	1,718	2,800

	$9,632	$7,016

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Accrued employee compensation as of December 31, 2008 and 2007 consisted of (in thousands):

	As of December 31,
	2008	2007

Accrued bonus payable	$2,323	$7,231
Accrued commission payable	4,919	7,249
Accrued vacation	3,505	3,229
All other accrued employee compensation payable	1,412	556

	$12,159	$18,265

3.	Commitments and Contingencies

Lease Commitments

The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through September 2012. The Company recognizes rent expense on the straight-line basis over the lease period. The Company’s lease agreements for the facilities have the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $2.7 million, $1.8 million, and $0.6 million respectively. Sublease income for 2008 was $122,000. In the table below, operating leases are shown net of sublease income to be received of $26,000 in the year ending December 31, 2009.

The Company has entered into various capital lease arrangements to obtain equipment for its operations. These agreements are typically for two to five years with interest rates ranging from 5.3% to 10.8% per year. The leases are secured by the underlying equipment.

As of December 31, 2008, future minimum lease payments under noncancelable operating and capital leases were as follows (in thousands):

	Capital	Operating
Year Ending December 31:	Leases	Leases

2009	$39	$2,113
2010	20	951
2011	—	387
2012	—	297
2013	—	—
Thereafter	—	—

Total minimum lease payments	$59	$3,748

Less: amount representing interest	3

Present value of capital lease obligations	56
Less: current portion	37

Capital lease obligations, net of current portion	$19

Legal Proceedings

On March 11, 2008, the Company filed suit against Softscape, Inc. in the United States District Court of the Northern District of California for false advertising, trademark infringement, computer fraud and abuse, defamation, trade libel, intentional interference with prospective economic relations, and unfair competition. In December

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

2008, the parties signed a settlement agreement resolving all claims and counterclaims in the actions. Pursuant to the settlement agreement, the Company received a financial settlement along with a number of non-monetary terms, including a stipulated permanent injunction that was entered on December 29, 2008. The financial terms of the settlement agreement, net of related legal expense of $2.5 million, resulted in a pre-tax net gain of approximately $1.0 million in fiscal 2008.

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

In accordance with SFAS 157, the Company measures cash equivalents and marketable securities at a fair value. Cash equivalents and marketable securities are classified within Level 1 or Level 2. The Company prices cash equivalents and marketable securities using quoted market prices and available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing. As of December 31, 2008, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

The following table presents the cash equivalents and marketable securities carried at fair value as of December 31, 2008 (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
	As of	Active Market for	Significant Other
	December 31,	Identical Assets	Observable Inputs
Description	2008	(Level 1)	(Level 2)

Cash equivalents(1)	$69,175	$—	$69,175
Marketable securities(2)	32,505	44	32,461

Total	$101,680	$44	$101,636

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less.

(2)	Marketable securities consists of US government and agency securities, corporate bonds and marketable equity securities.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, the carrying value of the Company’s cash equivalents approximated their fair value and represented approximately 68% of the Company’s total cash, cash equivalent, and marketable security portfolio, which was held primarily in money market funds. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Marketable securities are considered available-for-sale and are carried in the Company’s consolidated financial statements at fair market value, with changes in value recognized as unrealized gains and losses, net of tax, in other comprehensive income. Gross unrealized gain and losses on cash equivalents and marketable securities were not material as of December 31, 2008 and 2007. Accumulated gains and losses are reclassified to earnings when the securities are sold.

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

5.	Stockholders’ Equity (Deficit)

Preferred Stock

The Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share and to determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. Prior to its initial public offering, the Company had outstanding shares of convertible preferred stock. All shares of convertible preferred stock were converted into 32,550,241 shares of common stock upon the Company’s initial public offering in November 2007. At December 31, 2008 and 2007, no shares of preferred stock were outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. Holders of common stock are entitled to one vote per share on all matters to be voted upon by stockholders of the Company.

Common Stock Warrants

The Company issued a warrant to an investor in June 2006 to purchase up to 499,535 shares of the Company’s common stock at an exercise price of $4.80 per share. In May 2008, the investor elected to exercise a net exercise provision of the warrant agreement and converted 499,535 shares in common stock warrants into 287,033 shares of common stock. At December 31, 2008, the Company had no common stock warrants outstanding.

6.	Stock-Based Compensation

Stock Plans

In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan, and in November 2007, the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (collectively, the “Stock Plans”). The Stock Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees of the Company, and the 2007 Equity Incentive Plan additionally provides for the issuance of restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Stock Plans are generally for periods not to exceed ten years and must be issued at prices not less than 85% of the estimated fair value of the shares of common stock on the date of

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

grant as determined by the Board of Directors. The Stock Plans provides for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant. Options, or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule. Prior to December 31, 2006, there had been no options considered to have been exercised early under the provisions of SFAS 123(R). As of December 31, 2008, there were 336,667 shares legally issued and outstanding as a result of the early exercise of stock options. 207,500 of these shares were exercised early by members of the Board of Directors. 129,167 of these shares were exercised early by an executive officer of the Company. Therefore, cash received for exercised and unvested shares is recorded as a liability on the accompanying consolidated balance sheet and transferred to common stock and additional paid-in capital as the shares vest. As of December 31, 2008, in accordance with SFAS 123(R), 336,667 shares have been excluded from the Company’s consolidated financial statements as the underlying shares of common stock are unvested. As of December 31, 2008, the Company had recorded a long-term liability of $2.0 million for these options.

The Company follows the accounting provisions of SFAS 123R, which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period. To estimate the fair value of an award, we use the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. Prior to 2006, we generally used the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), or the SEC shortcut method, to calculate the expected term for employee grants and used the contractual life of ten years as the expected term for non-employee grants. In 2006, we used the SEC shortcut method to calculate the expected term for our employee grants, except in instances where we did not qualify for its use because the underlying stock option awards were not deemed to have been “at the money” for financial reporting purposes and, accordingly, did not qualify as “plain vanilla” options as defined by SAB 107. For those grants that did not qualify for the shortcut method in 2006 and for all grants during 2007 and 2008, we calculated the expected term based on our historical experience from previous stock option grants. We estimate the volatility of our common stock by analyzing our historical volatility and considering volatility data of our peer group and their implied volatility. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled.

In accordance with SFAS 123(R), the fair value of options granted to employees during the years ended December 31, 2008, 2007 and 2006 were determined using the following weighted-average assumptions for employee grants:

	Year Ended December 31,
	2008	2007	2006

Expected life (in years)	3.95	4.29	5.92
Risk-free interest rate	2.40%	4.29%	4.03%
Expected volatility	55%	47%	77%
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$4.13	$3.31	$1.20

During 2008, the Company granted options to purchase a total of 90,000 shares of common stock to members of its Board of Directors at $10.76 per share which vest quarterly over one year period. In accordance with SFAS 123(R), the fair value of these options granted was based on the following assumptions: expected life from

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

grant date (in years) of 2 years; risk-free interest rate of 2.47%; expected volatility of 51.6%; dividend yield of 0% for a weighted average estimated fair value of $3.32 per share.

A summary of the Company’s stock option activity for the years ended December 31, 2008 is as follows:

	Options Outstanding
			Weighted-Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in years)	Value
	(In thousands)			(In thousands)(1)

Balance at December 31, 2007	13,084	$5.00
Options granted	2,646	$9.50
Exercised	(1,856)	$2.03
Canceled	(1,743)	$6.85

Balance at December 31, 2008	12,131	$6.18	7.7	$18,182

Exercisable as of December 31, 2008	5,106	$3.97	6.7	$14,448

Vested and expected to vest(2)	11,073	$5.98	7.6	$17,799

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $5.74 of our common stock on December 31, 2008.

(2)	Options expected to vest reflect an estimated forfeiture rate.

Additional information regarding options outstanding as of December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Shares Subject	Contractual Life	Exercise Price	Shares Subject	Exercise Price
Exercise Prices	to Options	(in years)	per Share	to Options	per Share
	(In thousands)			(In thousands)

$0.02 - $1.30	3,124	6.25	$0.90	2,733	$0.87
1.60 - 8.14	2,586	8.41	5.34	547	3.65
8.25 - 8.31	53	9.06	8.30	5	8.31
8.50 - 8.50	2,968	7.87	8.50	1,111	8.50
8.75 - 12.53	3,400	8.34	9.80	710	8.97

Total	12,131	7.69	$6.18	5,106	$3.96

Options outstanding at December 31, 2008 and 2007 in the above tables include 336,667 and 679,167 of options granted and exercised that are unvested at December 31, 2008 and 2007, in accordance with EITF 00-23. However, the computations of the weighted-average exercise prices, weighted average remaining contractual term and aggregate intrinsic value for all stock options outstanding and those exercisable do not consider these unvested shares.

The weighted-average grant-date fair value of options granted during the years ended December 31 2008, 2007, and 2006 was $4.13, $3.31, and $1.20, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $13.3 million, $33.5 million, and $0.5 million, respectively. The total grant date fair value of stock options that vested during the years ended December 31, 2008, 2007 and 2006 was $1.2 million, $2.2 million and $651,000, respectively. As of December 31, 2008 there was $20.0 million of unrecognized stock-based compensation cost related to stock options. The unrecognized compensation cost is expected to be recognized over an average period of 2.75 years.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

There was no capitalized stock-based employee compensation cost and there were no recognized stock-based compensation tax benefits during the years ended December 31, 2008, 2007 and 2006.

During the third quarter of fiscal 2008 the Company issued restricted stock units (RSUs) to certain executive employees. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. RSUs issued to employees vest over four years with a yearly cliff contingent upon employment with the Company on the dates of vesting.

The following table summarizes the activity for the Company’s restricted stock units for the year ended December 31, 2008:

		Weighted-Average
		Grant-Date
	Outstanding	Fair Value
	(Shares in thousands)

Balance at December 31, 2007	—	$—
Granted	260	10.84
Vested	—	—
Canceled/forfeited	—	—

Balance at December 31, 2008	260	$10.84

As of December 31, 2008, there was $2.5 million of unrecognized compensation cost related to employee RSUs. This amount is expected to be recognized over a weighted average period of 3.54 years.

Stock Awards Issued to Non-employees

The Company accounts for stock awards issued to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. During the years ended December 31, 2008, 2007 and 2006, the Company granted options to purchase 0, 10,000 and 14,000 shares of common stock, respectively, to non-employees. Expense for these awards was calculated using the Black-Scholes pricing model. The Company recorded stock-based compensation expense of $108,000, $27,000 and $15,000 for the fair value of stock options granted to non-employees during the years ended December 31, 2008, 2007 and 2006, respectively.

Common Stock

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of December 31,
	2008	2007

Stock Plans:
Options and awards outstanding	12,391	13,084
Stock available for future grants	4,995	6,158
Common stock warrants	—	500

	17,386	19,742

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following shares of common stock are available for future issuance at December 31, 2008 (in thousands):

Shares Available
for Grant

Balance at December 31, 2007	6,158
Options granted	(2,646)
Restricted stock units granted	(260)
Options canceled/forfeited	1,743

Balance at September 30, 2008	4,995

7.	Net Loss Per Common Share

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

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006

Net loss	$(64,952)	$(75,454)	$(32,046)

Weighted average common shares outstanding, net of weighted-average shares subject to repurchase	53,803	9,036	2,393

Net loss per common share, basic and diluted	$(1.21)	$(8.35)	$(13.39)

The following weighted-average outstanding shares subject to convertible preferred stock, options, and warrants were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Year Ended December 31,
	2008	2007	2006

Convertible preferred stock (as converted basis)	—	29,427	30,564
Options to purchase common stock and shares subject to repurchase	10,505	11,471	8,374
Warrants (as converted basis)	—	504	398

	10,505	41,402	39,336

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	Income Taxes

The Company’s geographical breakdown of its loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Domestic	$(65,307)	$(75,669)	$(32,115)
Foreign	1,119	640	111

Loss before provision for income taxes	$(64,188)	$(75,029)	$(32,004)

The components of the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current provision:
Federal	$(8)	$—	$—
State	—	(40)	9
Foreign	772	465	33

Total current provision	764	425	42
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred provision	—	—	—

Total	$764	$425	$42

A reconciliation of the benefit for income taxes at the statutory rate to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Tax benefit at federal statutory rate	$(21,789)	$(26,260)	$(11,201)
State taxes, net of federal benefit	(3,924)	(4,422)	(1,681)
Research and development credits	(1,468)	(911)	(340)
Foreign operations taxes at different rates	323	203	23
Stock compensation	3,331	939	326
Nondeductible expenses	614	1,351	193
Change in valuation allowance	23,677	29,525	12,722

Provision for income taxes	$764	$425	$42

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	As of December 31,
	2008	2007

Deferred tax assets:
Reserves and accruals	$5,005	$7,685
Deferred revenue	6,575	—
Depreciation and amortization	1,343	982
Net operating loss carryforwards	60,711	42,363
Other items	2,278	696
Tax credit carryforwards	3,787	2,072

Total deferred tax assets	79,699	53,798
Deferred tax liabilities	—	—

Gross deferred tax assets	79,699	53,798
Valuation allowance	(79,699)	(53,798)

Net deferred tax assets	$—	$—

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets. The Company’s valuation allowance increased by $25.9 million, $28.6 million, and $12.1 million in the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the Company had U.S. federal and state net operating losses of approximately $158.8 million and $167.6 million, respectively. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2021 through 2028 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2013 through 2028.

In connection with the Company’s adoption of SFAS No. 123R, the Company uses the ‘with-and-without’ approach described in EITF Topic No. D-32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2008, the amount of such excess tax benefits from stock options included in net operating losses was $7.1 million. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the income statement.

As of December 31, 2008, the Company had U.S. federal and state research and development tax credit carryforwards of approximately $2.0 million and $2.2 million, respectively. The federal credit will expire at various dates beginning in 2021 through 2028, if not utilized. California state research and development credits can be carried forward indefinitely. The Company also has foreign tax credits of approximately $0.3 million which will expire between 2016 and 2017 if not utilized.

Net operating loss carryforwards and credit carryforwards reflected above may become subject to limitations due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company does not provide for U.S. federal income and state income taxes on all of the non-U.S. subsidiaries’ undistributed earnings of $631,000 as of December 31, 2008, because these earnings are intended to be

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to nominal U.S. federal and state income taxes.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. As of December 31, 2008, the Company had gross unrecognized tax benefits of approximately $1.1 million, of which $47,000 would impact the effective tax rate if recognized. As of December 31, 2008, the Company had gross unrecognized tax benefits of approximately $1.8 million, of which $855,000 would impact the effective tax rate if recognized. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2008, the Company accrued no penalties or interest in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2008, is as follows:

	2008	2007

Balance at January 1	$1,134	$1,427
Additions based on tax positions taken during a prior period	164	—
Reductions based on tax positions taken during a prior period	(61)	(676)
Additions based on tax positions taken during the current period	607	383
Reductions based on tax positions taken during the current period	—	—

Balance at December 31	$1,844	$1,134

In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

United States — Federal	2002 — present
United States — State	2002 — present
Foreign	2005 — present

9.	Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. Participants may contribute up to a maximum of $15,500 in pre-tax contributions and up to $5,000 of pre-tax catch-up contributions if 50 years of age or older for calendar years 2008 and 2007. The Company is not required to contribute to the plan. The Company contributed approximately $675,000 in fiscal 2008, none in 2007 and none in 2006.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Selected Quarterly Financial Data (unaudited) (in thousands, expect per share data)

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008

Revenue	$23,461	$25,714	$29,712	$33,026
Gross profit	14,125	16,470	19,525	22,957
Loss from operations	(19,785)	(19,869)	(20,388)	(5,926)
Net loss	$(19,298)	$(19,287)	$(20,388)	$(5,979)
Net loss per common share, basic and diluted	$(0.37)	$(0.37)	$(0.37)	$(0.11)

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007

Revenue	$12,391	$15,004	$16,744	$19,211
Gross profit	7,340	9,318	10,268	10,083
Loss from operations	(12,490)	(14,685)	(19,802)	(22,793)
Net loss	$(12,619)	$(16,363)	$(20,181)	$(26,291)
Net loss per common share, basic and diluted	$(4.40)	$(5.00)	$(3.30)	$(1.11)

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

Date: February 27, 2009

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

Signature	Title	Date

/s/ Lars Dalgaard Lars Dalgaard	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Bruce Felt Bruce Felt	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ David N. Strohm David N. Strohm	Chairperson of the Board of Directors	February 27, 2009

/s/ Douglas J. Burgum Douglas J. Burgum	Director	February 27, 2009

/s/ Eric C. W. Dunn Eric C. W. Dunn	Director	February 27, 2009

/s/ William E. McGlashan, Jr. William E. McGlashan, Jr.	Director	February 27, 2009

/s/ Elizabeth Nelson Elizabeth Nelson	Director	February 27, 2009

/s/ David G. Whorton David G. Whorton	Director	February 27, 2009

EXHIBIT INDEX

Exhibit No.		Document

3.1		Restated Certificate of Incorporation of Registrant.(6)
3.2		Amended and Restated Bylaws of Registrant.(6)
4.1		Form of Registrant’s common stock certificate.(1)
4.2		Fourth Amended and Restated Investor Rights Agreement, dated as of May 19, 2006, between Registrant and certain Stockholders of Registrant.(2)
10.1		Form of Indemnity Agreement entered into between Registrant and its directors and executive officers.(2)
10	.2*	2001 Stock Option Plan.(2)
10	.3*	Form of Stock Option Agreement and Exercise Notice and Restricted Stock Purchase Agreement under the 2001 Stock Option Plan.(2)
10	.4*	2007 Equity Incentive Plan.(3)
10	.5*	Form of Notice of Stock Option Grant, Stock Option Agreement and Stock Option Exercise Agreement, Notice of Restricted Stock Award Grant and Restricted Stock Purchase Agreement, Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement, Notice of Stock Bonus Award Grant and Stock Bonus Agreement and Notice of Stock Appreciation Right Grant and Stock Appreciation Right Agreement under the 2007 Equity Incentive Plan.(4)
10	.6*	Offer Letter, dated October 10, 2006, between Registrant and Bruce C. Felt, Jr.(2)
10.7		(Intentionally Omitted)
10.8		Office Lease Agreement, dated August 24, 2006, between Registrant and CLPF-BridgePointe, L.P.(2)
10.9		e-business Hosting Agreement, dated June 30, 2003, between Registrant and International Business Machines Corporation.(2)
10.10		Series E Preferred Stock Purchase Agreement, dated May 19, 2006, between Registrant and certain Stockholders of Registrant.(2)
10.13		Loan and Security Agreement, dated June 7, 2006, between Registrant and Lighthouse Capital Partners V, L.P.(2)
10.14		Warrant to Purchase Preferred Stock of Registrant issued to KarrScheffel, LLC, dated April 19, 2007.(2)
10.15		Preferred Stock Purchase Warrant of Registrant issued to Lighthouse Capital Partners V, L.P., dated June 7, 2006.(2)
10	.16*	Employment Letter Agreement, dated July 19, 2007, between Registrant and Lars Dalgaard.(2)
10	.17*	Offer Letter, dated July 16, 2007, between Registrant and Paul Albright(6)
10	.18*	Offer Letter, dated August 28, 2007, between Registrant and Jay Larson(6)
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature page hereto)
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed on October 31, 2007 (File No. 333-144758).

(2)	Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1, filed on July 20, 2007 (File No. 333-144758).

(3)	Incorporated by reference to the Exhibits filed with Amendment No. 8 to the Company’s Registration Statement on Form S-1, filed on November 13, 2007 (File No. 333-144758).

(4)	Incorporated by reference to the Exhibits filed with Amendment No. 7 to the Company’s Registration Statement on Form S-1, filed on November 9, 2007 (File No. 333-144758).

(5)	Incorporated by reference to the Exhibit filed with Amendment No. 1 Company’s Registration Statement on Form S-1, filed on August 31, 2007 (File No. 333-144758).

(6)	Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K, filed on March 5, 2008 (File No. 001-33755).

*	Indicates management contract or compensatory plan or arrangement.