Form 10-Q
period 2009-03-31
SuccessFactors, Inc.
filed 2009-05-08
CIK 1402305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☑ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
As of April 30, 2009, there were approximately 56,801,075 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$44,773	$69,859
Marketable securities	60,726	32,505
Accounts receivable, net of allowance for doubtful accounts of $1,485 and $727	35,427	44,446
Deferred commissions	5,402	5,721
Prepaid expenses and other current assets	3,334	3,224

Total current assets	149,662	155,755
Restricted cash	1,218	1,248
Property and equipment, net	5,916	6,933
Deferred commissions, net of current portion	5,737	6,292
Other assets	379	198

Total assets	$162,912	$170,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$2,912	$1,960
Accrued expenses and other current liabilities	7,770	9,632
Accrued employee compensation	10,418	12,159
Deferred revenue	129,049	128,940
Current portion of capital lease obligations	37	37

Total current liabilities	150,186	152,728
Capital lease obligations, net of current portion	10	19
Deferred revenue, net of current portion	18,745	20,858
Other long-term liabilities	1,594	2,197

Total liabilities	170,535	175,802
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized 56,522 and 55,990 shares issued and outstanding (excluding 245 and 337 legally issued and outstanding) as of March 31, 2009 and December 31, 2008, respectively	57	56
Additional paid-in capital	204,443	200,907
Accumulated other comprehensive loss	(176)	(74)
Accumulated deficit	(211,947)	(206,265)

Total stockholders’ deficit	(7,623)	(5,376)

Total liabilities and stockholders’ deficit	$162,912	$170,426

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$35,220	$23,461
Cost of revenue (1)	8,489	9,336

Gross profit	26,731	14,125

Operating expenses: (1)
Sales and marketing	19,556	21,609
Research and development	5,551	5,209
General and administrative	7,244	7,092

Total operating expenses	32,351	33,910

Loss from operations	(5,620)	(19,785)
Interest income and other, net	132	640

Loss before provision for income taxes	(5,488)	(19,145)
Provision for income taxes	(194)	(153)

Net loss	$(5,682)	$(19,298)

Net loss per common share, basic and diluted	$(0.10)	$(0.37)

Shares used in computing net loss per common share, basic and diluted	56,315	51,650

(1)	Amounts include stock-based compensation expenses as follows:

	Three Months Ended
	March 31,
	2009	2008
Cost of revenue	$331	$182
Sales and marketing	1,124	785
Research and development	285	215
General and administrative	674	571

Total	$2,414	$1,753

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,682)	$(19,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,067	723
Amortization of deferred commissions	1,776	1,593
Stock-based compensation expense	2,414	1,753
Gain on retirement of fixed asset	(64)	—
Changes in assets and liabilities:
Accounts receivable	9,019	11,450
Deferred commissions	(901)	(1,207)
Prepaid expenses and other current assets	(111)	(1,766)
Other assets	(181)	27
Accounts payable	952	(2,406)
Accrued expenses and other current liabilities	(1,837)	1,384
Accrued employee compensation	(1,741)	(7,949)
Other liabilities	(21)	(64)
Deferred revenue	(2,003)	11,766

Net cash provided by (used in) operating activities	2,687	(3,994)

Cash flows from investing activities:
Restricted cash	29	39
Capital expenditures	(73)	(88)
Proceeds from sale of assets	88	—
Purchase of available-for-sale securities	(55,674)	(11,011)
Proceeds from maturities of available-for-sale securities	26,849	2,000
Proceeds from sales of available-for-sale securities	546	—

Net cash used in investing activities	(28,235)	(9,060)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	539	166
Proceeds from initial public offering, net of offering costs	—	(545)
Principal payments on capital lease obligations	(9)	(18)

Net cash provided by (used in) financing activities	530	(397)

Effect of exchange rate changes on cash and cash equivalents	(68)	48

Net decrease in cash and cash equivalents	(25,086)	(13,403)
Cash and cash equivalents at beginning of period	69,859	82,274

Cash and cash equivalents at end of period	$44,773	$68,871

Supplemental cash flow disclosure:
Cash paid during the period for:
Income taxes	$112	$—

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Significant Accounting Policies
  Organization
     Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand performance and talent management software that enable organizations to optimize the performance of their people to drive business results. The Company’s application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; Stack Ranker; Business Performance Accelerators; and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in Europe and Asia.
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, for any other interim period or for any other future year.
     The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009. There have been no significant changes in our critical accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     Use of Estimates
     The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including those related to revenue recognition, recoverability of accounts receivable, the determination of sales tax obligations and provision for income taxes, commission and bonus payments, fair values of marketable securities and the determination of the fair market value of stock options, including the use of forfeiture estimates. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.

     Revenue Recognition
     Revenue consists of subscription fees for the Company’s on-demand software and fees for the provision of other services. The Company’s customers do not have the contractual right to take possession of software in substantially all of the transactions. Instead, the software is delivered on an on-demand basis from the Company’s hosting facilities. Therefore, these arrangements are treated as service agreements and the Company follows the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-3, Application of AICPA Statement of Position 97-2 (SOP 97-2) to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company commences revenue recognition when all of the following conditions are met:
•	there is persuasive evidence of an arrangement;

•	the subscription or services have been delivered to the customer;

•	the collection of related fees is reasonably assured; and

•	the amount of related fees is fixed or determinable.
     Signed agreements are used as evidence of an arrangement. The Company assesses cash collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. If the Company determines that collectability is not reasonably assured, the Company defers the recognition of revenue until collectability becomes reasonably assured, generally upon receipt of cash. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company’s arrangements are noncancelable, though customers typically have the right to terminate their agreement if the Company fails to perform.
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

     Cost of Revenue
     Cost of revenue primarily consists of costs related to hosting the Company’s application suite, compensation and related expenses for data center, professional services staff and customer support staff, payments to outside service providers, allocated overhead and depreciation expenses and license royalties and partner referral fees. Allocated overhead includes rent, information technology costs and employee benefits costs and is apportioned to all departments based on relative headcount.
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
     During the three months ended March 31, 2009, the Company capitalized $0.9 million of deferred commissions and amortized $1.8 million to sales and marketing expense. As of March 31, 2009, deferred commissions on the Company’s condensed consolidated balance sheet totaled $11.1 million.
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
     Income Taxes
     As part of the process of preparing the unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheet.
2. Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (FASB) issued Financial Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). FSP FAS 157-4 is effective for the Company’s quarter ending June 30, 2009. The adoption of FSP FAS 157-4 is not expected to impact the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 is effective for the Company’s quarter ending June 30, 2009. The adoption of FSP FAS 115-2 is not expected to impact the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for the Company’s quarter ending June 30, 2009. The adoption of FSP FAS 107-1 is not expected to impact the Company’s consolidated financial statements.

3. Cash, Cash Equivalents and Marketable Securities
     Cash, cash equivalents and marketable securities as of March 31, 2009, consisted of the following (unaudited, in thousands):

	As of March 31, 2009
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$3,311	$—	$—	$3,311
Cash equivalents:
Money market funds	41,461	1	—	41,462

Total cash equivalents	41,461	1	—	41,462

Total cash and cash equivalents	44,772	1	—	44,773
Marketable securities:
U.S. Treasury bills and bonds	29,157	13	—	29,170
U.S. government notes and bonds	31,492	23	—	31,515
Marketable equity securities	50	—	(9)	41

Total marketable securities	60,699	36	(9)	60,726

Total cash, cash equivalents and marketable securities	$105,471	$37	$(9)	$105,499

     All of the Company’s marketable securities as of March 31, 2009 mature within one year.
     Cash, cash equivalents and marketable securities as of December 31, 2008, consisted of the following (in thousands):

	As of December 31, 2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$684	$—	$—	$684
Cash equivalents:
Money market funds	69,175	—	—	69,175

Total cash equivalents	69,175	—	—	69,175

Total cash and cash equivalents	69,859	—	—	69,859
Marketable securities:
U.S. Treasury bills and bonds	8,969	26	—	8,995
U.S. government notes and bonds	22,858	67	—	22,925
Corporate notes	542	—	(1)	541
Marketable equity securities	50	—	(6)	44

Total marketable securities	32,419	93	(7)	32,505

Total cash, cash equivalents and marketable securities	$102,278	$93	$(7)	$102,364

     All of the Company’s marketable securities as of December 31, 2008 mature within one year.

4. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities as of March 31, 2009 and December 31, 2008 consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2009	2008
	(unaudited)
Accrued royalties	$454	$1,039
Accrued partner referral fees	177	209
Accrued taxes payable	1,372	1,374
Deferred rent	229	286
Sales and use taxes	1,934	1,718
Accrued other liabilities	3,604	5,006

	$7,770	$9,632

     Accrued employee compensation as of March 31, 2009 and December 31, 2008 consisted of (in thousands):

	As of	As of
	March 31,	December 31,
	2009	2008
	(unaudited)
Accrued bonuses payable	$2,031	$2,323
Accrued commissions payable	3,097	4,919
Accrued vacation	3,305	3,505
All other accrued employee compensation payable	1,985	1,412

	$10,418	$12,159

5. Fair Value Measurements
     On January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 Fair Value Measurements (“SFAS 157”) to value its financial assets and liabilities. As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
     In accordance with SFAS 157, the Company measures cash equivalents and marketable securities at a fair value. Cash equivalents and marketable securities are classified within Level 1 or Level 2. The Company prices cash equivalents and marketable securities using quoted market prices and available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing. As of March 31, 2009, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

     The following table presents the cash equivalents and marketable securities carried at fair value as of March 31, 2009 (unaudited, in thousands):

		Fair Value Measurements Using
		Quoted Prices in
	As of	Active Market for	Significant Other
	March 31,	Identical Assets	Observable Inputs
Description	2009	(Level 1)	(Level 2)
Cash equivalents(1)	$41,462	$5,064	$36,398
Marketable securities(2)	60,726	29,211	31,515

Total	$102,188	$34,275	$67,913

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less.

(2)	Marketable securities consists of U.S. government and agency securities and marketable equity securities.
     As of March 31, 2009, the carrying value of the Company’s cash equivalents approximated their fair value and represented approximately 39% of the Company’s total cash, cash equivalent, and marketable security portfolio, which was held primarily in money market funds. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
     Marketable securities are considered available-for-sale and are carried in the Company’s condensed consolidated financial statements at fair market value, with changes in value recognized as unrealized gains and losses, net of tax, in other comprehensive income. Gross unrealized gain and losses on cash equivalents and marketable securities were not material as of March 31, 2009. Accumulated gains and losses are reclassified to earnings when the securities are sold.
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
7. Stock-Based Compensation
Common Stock Options
     The Company follows the accounting provisions of SFAS No. 123R Share-Based Payment, (“SFAS 123R”), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period, which for the Company is generally the vesting period.
     The following shares of common stock are available for future issuance at March 31, 2009 (in thousands, unaudited):

Shares Available
for Grant
Balance at December 31, 2008	4,995
Options granted	(997)
Restricted stock units granted	(395)
Options canceled/forfeited	589

Balance at March 31, 2009	4,192

     The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended
	March,
	2009	2008
	(Unaudited)
Expected life from grant date (in years)	4.36	3.95
Risk-free interest rate	1.72%	2.44%
Expected volatility	67%	50%
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$2.82	$3.54
The following table summarizes the activity for the Company’s options for the three months ended March 31, 2009 (unaudited):

		Weighted-
	Shares	Average
	Subject to	Exercise
	Options	Price
	Outstanding	per Share
	(Shares in thousands)
Balance at December 31, 2008	12,131	$6.18
Granted	997	5.26
Exercised (1)	(532)	2.11
Canceled/forfeited	(589)	8.74

Balance at March 31, 2009	12,007	$7.20

(1)	Includes options vested during the period that were early exercised.
     As of March 31, 2009, unrecognized compensation cost under the Company’s stock option plans for employee stock options was $20.2 million. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 2.75 years.
          The following table summarizes the activity for the Company’s restricted stock units (“RSUs”) for the three months ended March 31, 2009 (unaudited):

		Weighted-Average
		Grant-Date
	Outstanding	Fair Value
	(Shares in thousands)
Balance at December 31, 2008	260	$10.84
Granted	395	5.25
Vested	—	—
Canceled/forfeited	—	—

Balance at March 31, 2009	655	$7.47

          As of March 31, 2009, unrecognized compensation cost under the Company’s stock option plans for employee RSU’s was $4.4 million. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 3.7 years.
Stock Plans
     In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan, and in November 2007 the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (collectively, the “Plans”). The Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees of the Company, and the 2007 Equity Incentive Plan additionally provides for the issuance of restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Plans are generally for periods not to exceed ten years and must be issued at prices not less than 85% of the estimated fair value of the shares of common stock on the date of grant as determined by the Board of Directors. The Plans provides for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant. Options, or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule. As of March 31, 2009, there were 245,417 shares legally issued and outstanding as a result of the early exercise of stock options. 147,500 of these shares were exercised by members of the Board of Directors and 97,917 of these shares were exercised by an executive officer of the Company. Cash received for exercised and unvested shares is recorded as a liability on the accompanying condensed consolidated balance sheets and transferred to common stock and additional paid-in capital as the shares vest. As of March 31, 2009 and December 31, 2008, in accordance with SFAS 123R, 245,417 and 336,667 shares, respectively, have been excluded from the Company’s condensed consolidated financial statements as the underlying shares of common stock are unvested. As of March 31, 2009 and December 31, 2008, the Company had recorded long-term liabilities of $1.5 million and $2.0 million, respectively, for these options under “Other long-term liabilities” account in the condensed consolidated balance sheets.
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

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(5,682)	$(19,298)
Change in foreign currency translation gain (loss), net	(68)	48
Change in unrealized gain (loss) on marketable securities, net	(34)	22

Comprehensive loss	$(5,784)	$(19,228)

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
     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	(unaudited)
	2009	2008
Net loss	$(5,682)	$(19,298)

Shares used in computing net loss per common share, basic and diluted	56,315	51,650

Net loss per common share, basic and diluted	$(0.10)	$(0.37)

          The potential dilutive effects of the weighted average number of certain common shares have been excluded from diluted net loss per share of common stock because their inclusion would be anti-dilutive. The amounts excluded for the three months ended March 31, 2009 and March 31, 2008 were 2.8 million and 4.6 million common shares, respectively. These common shares only represent stock options and restricted stock units whose exercise prices were less than the average market price of the stock during the respective periods and therefore were potentially dilutive.

          There were an additional 7.9 million and 5.8 million stock options for the three months ended March 31, 2009 and March 31, 2008, respectively, which were also excluded because the option exercise price for those stock options exceeded the average market price of the stock during the respective periods.
10. Income Tax
     Income tax expense for the quarter ended March 31, 2009 was $194,000 or (3.31)% of pre-tax income, compared to $153,000, or (0.08)% of pre-tax income for the three months ended March 31, 2008. The effective tax rate for the first quarter of 2009 differs from the U.S. federal statutory rate of 34% primarily due to stock-based compensation, other permanent tax adjustments and foreign withholding taxes partially offset with foreign operational rate benefits. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of primarily due to stock-based compensation and foreign withholding taxes, partially offset with foreign operational tax benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, including statements referencing our expectations relating to operating expenses, including as a percentage of total revenues; the sufficiency of our cash balances and cash flows for the next 12 months; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
     The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Report.
Overview
     SuccessFactors provides on-demand performance and talent management software that enables organizations to optimize the performance of their people to drive business results. Our application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; Stack Ranker; Business Performance Accelerators; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. During the past twelve months our customer base has grown from 1,750 to approximately 2,700 customers, across 60 industries in over 185 countries with more than 4.7 million end users.
     We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 6% of revenue for the three months ended March 31, 2009. For the three months ended March 31, 2009, we did not have any single customer that accounted for more than 5% of our revenue. Initially, we primarily targeted our sales and marketing efforts at large enterprises, and later, we expanded our sales and marketing efforts to also target small and mid-sized organizations.
     Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the three months ended March 31, 2009, the percentage of our revenue generated from customers in the United States was 84%. We intend to continue to grow our international business. Accordingly, we expect the percentage of our revenue generated outside of the United States to continue to increase.
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
     While we have experienced strong growth in revenues in recent periods, the overall global economy has experienced a severe downturn, with the United States and many other foreign countries experiencing slow overall growth in 2008, and slow or receding growth expected for most if not all of 2009. Unstable or declining economic conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and has caused and could continue to cause our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impact their willingness to make purchases or their ability to make timely payments to us. If that were to occur, we may experience decreased sales and/or be required to increase our allowance for doubtful accounts, and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of the current economic slowdown or any subsequent economic recovery, worldwide, in the United States, or in our industry. As a result, it is inherently difficult to predict how the current economic conditions will affect our business. These and other economic factors could have a material adverse effect on our ability to predict future operating results, on demand for our application suite, including new bookings and renewal and upsell rates, and on our financial condition and operating results. The weakening of the overall global economy in 2008 and continuing into 2009 has affected our customers and demand for our software and services. In fiscal year 2009 we expect this trend to continue. Despite the declining economy, we expect a double digit revenue growth to continue, but at a slower rate.
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
     As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we consider our estimates of the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:
•	Revenue Recognition

•	Accounting for Commission Payments

•	Accounting for Stock-Based Awards

•	Sales and Use Taxes

•	Allowance for Doubtful Accounts
     There have been no changes to our critical accounting policies since December 31, 2008.

Results of Operations
     The following table presents certain financial data for the three month periods ended March 31, 2009 and 2008 as a percentage of revenue (unaudited):

	Three Months Ended March 31,
	2009	2008
Revenue	100%	100%
Cost of revenue	24	40

Gross margin	76	60

Operating expenses:
Sales and marketing	56	92
Research and development	16	22
General and administrative	21	30

Total operating expenses	93	144

Loss from operations	(17)	(84)
Interest income and other, net	1	3

Loss before provision for income taxes	(16)	(81)
Provision for income taxes	—	(1)

Net loss	(16)%	(82)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue

	Three Months Ended March 31,
	2009	2008	Change
	(Dollars in thousands)
	(Unaudited)
Revenue	$35,220	$23,461	50%
     Revenue increased $11.8 million, or 50%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a $9.4 million increase in revenue from existing customers, which includes renewals and subscriptions for additional modules and additional end users, and a $2.4 million increase in new business, which we define as revenue from new customers. As of March 31, 2009, we had over 2,700 customers, as compared to 1,950 at March 31, 2008.
     Revenue from customers in the United States accounted for $29.4 million, or 84% of revenue in the three months ended March 31, 2009, compared to $20.0 million, or 85% of revenue, in the three months ended March 31, 2008.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2009	2008	Change
	(Dollars in thousands)
	(Unaudited)
Revenue	$35,220	$23,461	50%
Cost of revenue	8,489	9,336	(9)%

Gross profit	$26,731	$14,125	89%

Gross margin	76%	60%
     Cost of revenue decreased by $0.8 million, or 9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to a decrease of $0.9 million in employee-related costs due to lower headcount. The decrease was partially offset by a slight increase in data center related costs. Gross margin increased from 60% for the three months ended March 31, 2008 to 76% for the three months ended March 31, 2009, primarily due to increased renewals, which have a lower cost of revenue as a percentage of revenue, more efficient utilization of professional services and customer support personnel and a larger customer base over which to spread fixed costs. We expect gross margin percentage to be fairly consistent throughout the remainder of 2009 but the timing of additional expenses to expand delivery capability of our application suite and other services could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarter or annual period which could affect the gross margin percentage.
Operating Expenses
     Sales and Marketing

	Three Months Ended March 31,
	2009	2008	Change
	(Dollars in thousands)
	(Unaudited)
Sales and marketing	$19,556	$21,609	(9)%
Percent of revenue	56%	92%
     Sales and marketing expenses decreased by $2.1 million, or 9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to decreases of $3.0 million in employee-related costs, resulting from less sales and marketing personnel, $0.4 million decrease in outside services spending and $0.1 million decrease in travel and entertainment. These decreases were offset by $1.4 million increase in marketing and promotional spending.
     Research and Development

	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars in thousands)
	(Unaudited)
Research and development	$5,551	$5,209	7%
Percent of revenue	16%	22%
     Research and development expenses increased by $0.3 million, or 7%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase in outside services and allocated overhead costs.
     General and Administrative

	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars in thousands)
	(Unaudited)
General and administrative	$7,244	$7,092	2%
Percent of revenue	21%	30%
     General and administrative expenses increased $0.3 million or 2% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to an increase of $0.7 million in sales and use tax primarily related to penalties incurred for late filings in various states and $0.2 million increase in compensation and related expenses. These increases were offset by a decrease of $0.6 million in outside services.
Interest Income and Other, net

	Three Months Ended
	March 31,
	2009	2008	Change
	(Dollars in thousands)
	(Unaudited)
Interest income and other, net	$132	$640	(79)%
Percent of revenue	1%	3%

     Interest income (expense) and other, net decreased by $0.5 million, primarily due to lower cash balances and interest rates during the three months ended March 31, 2009 as compared to the same period in 2008.
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
Liquidity and Capital Resources
     To date, substantially all of our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed in the fourth quarter of 2007 of approximately $104.6 million, after deducting underwriting discounts and commissions and offering costs. In June 2008, we completed a follow-on public offering raising approximately $27.4 million in net proceeds after deducting underwriting discounts and commissions of $1.5 million and other offering expenses of approximately $0.6 million. Since the quarter ended December 31, 2008 we began to generate cash flow from operations and had net cash provided by operating activities in the quarter ended March 31, 2009.
     The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Net cash provided by (used in) operating activities	$2,687	$(3,994)
Net cash used in investing activities	(28,235)	(9,060)
Net cash provided by (used in) financing activities	530	(397)
     Net Cash Provided By Operating Activities
     Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business, increases in the number of customers using our subscription services and the amount and timing of customer payments. Cash provided by (used in) operating activities has historically resulted from losses from operations, changes in working capital accounts, offset by the add back of non-cash expense items such as depreciation, amortization and expense associated with stock-based compensation awards.
     Cash provided by operating activities in the three months ended March 31, 2009 of $2.7 million was primarily from a net loss of $5.7 million, offset by $5.3 million of non-cash depreciation, amortization and stock-based compensation expenses. We used $2.0 million of cash in operations resulting from decrease in deferred revenue, $1.8 million decrease in accrued expenses and $1.7 million decrease in accrued employee compensation. We also used $1.2 million of cash in operations resulting from an increase in deferred commissions, prepaid expenses and other assets. Cash provided by operations was offset primarily by a $9.0 million decrease in accounts receivable and $0.9 million increase in accounts payable.

     Net Cash Used in Investing Activities
     We used $28.2 million in investing activities in the three months ended March 31, 2009 primarily from $55.7 million of purchases of available-for-sale securities, offset by $27.4 million of maturity and sales of available-for-sale securities.
     Net Cash Provided by Financing Activities
     Cash provided by financing activities in the three months ended March 31, 2009 was $0.5 million primarily due to proceeds from the exercise of stock options.
     Capital Resources
     We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our application suite. Our capital expenditures in 2009 are expected to grow in line with business activities. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Off-Balance Sheet Arrangements
     We do not have any special purpose entities and, other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a lesser portion of our expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2009 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
     Interest Rate Sensitivity
     We had cash and cash equivalents of $44.8 million and marketable securities of $60.7 million as of March 31, 2009. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist of high-grade government securities with maturities of less than one year. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s (deficit). As of March 31, 2009, the average maturity of our investment portfolio is approximately 86 days; therefore the movement of interest rates should not have a material impact on our condensed consolidated balance sheet or statement of operations.

     At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of March 31, 2009 using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movements in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of March 31, 2009. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $124,000 at March 31, 2009. Similarly, a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $249,000 as of March 31, 2009.
     Fair Value of Financial Instruments
     We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not have any cash invested in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
     A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
We have a history of losses and we may not achieve or sustain profitability in the future.
     We have incurred significant losses in each fiscal period since our inception in 2001. We experienced a net loss of $5.7 million during the quarter ended March 31, 2009. At March 31, 2009, we had an accumulated deficit of $211.9 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Despite recent moderation in spending, we still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, and operations costs, and expenses related to stock-based compensation and therefore we may continue to incur losses for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our historic revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
  Current uncertainty in global economic conditions makes it particularly difficult to predict demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
     Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and are causing our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during these challenging economic times, our customers face issues gaining timely access to sufficient credit and decreasing cash flow, which are impacting their willingness to make purchases and their ability to make timely payments to us. Accordingly, we are experiencing decreased sales and increased non-renewals, cancellations and requests for reductions in service, increasing our allowance for doubtful accounts, and experiencing an increase in our days sales outstanding. We cannot predict the timing, strength or duration of the economic slowdown or any subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors are having an adverse effect on demand for our application suite, including new bookings and renewal and upsell rates, on our ability to predict future operating results, and on our financial condition and operating results.
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
     In order for us to improve our operating results, it is important that our customers renew their agreements with us when the initial contract term expires and also purchase additional modules or additional users. Our customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our renewal rates have been high historically, some of our customers have elected not to renew their agreements with us, and some are declining to renew as a result of the global economic slowdown. Moreover, under some circumstances, some of our customers have the right to cancel their agreements prior to the expiration of the term. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our application suite, pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of economic downturns, including the current global economic recession, and global economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional modules or users, our revenue may decline, and we may not realize significantly improved operating results from our customer base.
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
  We have experienced rapid changes in our organization in recent periods. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.
     We have experienced rapid changes in our headcount and operations in recent periods. For example, we grew from 188 employees at December 31, 2005 to 768 employees at September 30, 2008. We reduced our headcount in the fourth quarter of 2008 and had 600 employees as of March 31, 2009. We have increased the size of our customer base from 341 customers at December 31, 2005 to approximately 2,700 customers at March 31, 2009. This growth in our customer base has placed, and any future growth will place, a significant strain on our management, administrative, operational and financial infrastructure, particularly in light of our slowdown in headcount growth. Our success will depend in part on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage organizational changes could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

  Failure to adequately expand and ramp our direct sales force and develop and expand our indirect sales channel will impede our growth.
     We will need to continue to optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand and ramp our direct sales force and engage additional third-party channel partners, both domestically and internationally. Identifying and recruiting these people and entities and training them in the use of our application suite require significant time, expense and attention. This expansion will require us to invest significant financial and other resources. We typically have no long-term agreements or minimum purchase commitments with any of our channel partners, and our agreements with these channel partners do not prohibit them from offering products or services that compete with ours. Our business will be seriously harmed if our efforts to expand and ramp our direct sales force and expand our indirect sales channels do not generate a corresponding significant increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, whether due to the global economic slowdown or for other reasons, we may not be able to significantly increase our revenue and grow our business.
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
     Our future success will depend, to a significant extent, on our ability to attract and retain high quality personnel. Despite the global economic downturn, competition for qualified management, technical and other personnel is intense, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, our ability to grow our business could be harmed.
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
     As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
     As of April 30, 2009, we had approximately 56.8 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are now freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our “affiliates.” The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.
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
     Our directors, executive officers and certain holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 53% of our outstanding common stock as of April 30, 2009. As a result, these stockholders, acting together, would have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. We used approximately $28.2 million of the proceeds from this offering for investing activities during the three months ended March 31, 2009. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital, potential capital expenditures, acquisitions and investing in available-for-sale securities.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Document

10.20	2009 Corporate Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuccessFactors, Inc.
By:	/s/ Bruce Felt
Bruce Felt
Chief Financial Officer (Principal Financial and Accounting Officer) Date: May 8, 2009

EXHIBIT INDEX

Exhibit No.	Document

10.20	2009 Corporate Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.