Form 10-Q
period 2009-06-30
SuccessFactors, Inc.
filed 2009-08-05
CIK 1402305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33755
SUCCESSFACTORS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3398453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Fashion Island Blvd., Suite 300
San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)
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
As of July 31, 2009, there were approximately 57,285,090 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)	(Note 1)
Assets:
Current assets:
Cash and cash equivalents	$37,065	$69,859
Marketable securities	70,741	32,505
Accounts receivable, net of allowance for doubtful accounts of $1,172 and $727	35,998	44,446
Deferred commissions	5,195	5,721
Prepaid expenses and other current assets	4,408	3,224

Total current assets	153,407	155,755
Restricted cash	1,223	1,248
Property and equipment, net	5,298	6,933
Deferred commissions, net of current portion	5,667	6,292
Other assets	303	198

Total assets	$165,898	$170,426

Liabilities and stockholders’ deficit:
Current liabilities:
Accounts payable	$653	$1,960
Accrued expenses and other current liabilities	6,186	8,777
Accrued employee compensation	12,240	12,159
Deferred revenue	132,550	128,940
Current portion of capital lease obligations	38	37

Total current liabilities	151,667	151,873
Capital lease obligations, net of current portion		19
Deferred revenue, net of current portion	17,274	20,858
Long-term taxes payable	1,161	855
Other long-term liabilities	1,068	2,197

Total liabilities	171,170	175,802
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	57	56
Common stock, $0.001 par value; 200,000 shares authorized 56,925 and 55,990 shares issued and outstanding (excluding 154 and 337 legally issued and outstanding) as of June 30, 2009 and December 31, 2008, respectively	208,979	200,907
Accumulated other comprehensive income	(40)	(74)
Accumulated deficit	(214,268)	(206,265)

Total stockholders’ deficit	(5,272)	(5,376)

Total liabilities and stockholders’ deficit	$165,898	$170,426

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$36,940	$25,714	$72,160	$49,175
Cost of revenue (1)	7,947	9,244	16,436	18,580

Gross profit	28,993	16,470	55,724	30,595

Operating expenses: (1)
Sales and marketing	19,996	23,261	39,552	44,870
Research and development	6,073	6,250	11,624	11,459
General and administrative	5,282	6,144	12,526	13,042
Gain on settlement of litigation, net	—	684	—	878

Total operating expenses	31,351	36,339	63,702	70,249

Loss from operations	(2,358)	(19,869)	(7,978)	(39,654)
Interest income and other, net	481	729	613	1,369

Loss before provision for income taxes	(1,877)	(19,140)	(7,365)	(38,285)
Provision for income taxes	(444)	(147)	(638)	(300)

Net loss	$(2,321)	$(19,287)	$(8,003)	$(38,585)

Net loss per common share, basic and diluted	$(0.04)	$(0.37)	$(0.14)	$(0.74)

Shares used in computing net loss per common share, basic and diluted	56,754	52,298	56,536	51,973

(1)	Amounts include stock-based compensation expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenue	$367	$227	$698	$409
Sales and marketing	966	900	2,090	1,685
Research and development	307	265	592	480
General and administrative	804	604	1,478	1,175

	$2,444	$1,996	$4,858	$3,749

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,003)	$(38,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,960	1,496
Gain on retirement of fixed asset	(65)	—
Amortization of deferred commissions	3,614	3,167
Stock-based compensation expense	4,858	3,749
Changes in assets and liabilities:
Accounts receivable	8,448	8,593
Deferred commissions	(2,463)	(3,028)
Prepaid expenses and other current assets	(1,184)	(2,741)
Other assets	(103)	36
Accounts payable	(1,307)	(2,974)
Accrued expenses and other current liabilities	(2,578)	787
Accrued employee compensation	81	(4,230)
Long-term taxes payable	306	855
Other liabilities	36	(123)
Deferred revenue	26	22,624

Net cash provided by (used in) operating activities	3,626	(10,374)

Cash flows from investing activities:
Restricted cash	24	61
Capital expenditures	(348)	(2,605)
Proceeds from sale of assets	88	—
Purchases of available-for-sale securities	(78,626)	(33,364)
Proceeds from maturities of available-for-sale securities	39,803	14,503
Proceeds from sales of available-for-sale securities	546	—

Net cash used in investing activities	(38,513)	(21,405)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	2,049	660
Proceeds from initial public offering, net of offering costs	—	(545)
Proceeds from follow-on public offering, net of offering costs	—	27,688
Principal payments on capital lease obligations	(18)	(17)

Net cash provided by financing activities	2,031	27,786

Effect of exchange rate changes on cash and cash equivalents	62	43

Net decrease in cash and cash equivalents	(32,794)	(3,950)
Cash and cash equivalents at beginning of period	69,859	82,274

Cash and cash equivalents at end of period	$37,065	$78,324

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$122	$200

Income taxes	$152	$95

Non cash transactions:
Property and equipment accrued in accounts payable	$—	$112

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Significant Accounting Policies
     Organization
     Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand business performance and talent management software that enable organizations to optimize the performance of their organization and people to drive business results. The Company’s application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; Stack Ranker; Business Performance Accelerators; and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in Europe, Asia, Canada and Latin America.
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, for any other interim period or for any other future year.
     The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) on February 27, 2009. There have been no significant changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     Use of Estimates
     The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including those related to revenue recognition, recoverability of accounts receivable, the determination of indirect tax obligations and provision for income taxes, commission and bonus payments, fair values of marketable securities and the determination of the fair market value of stock options, including the use of forfeiture estimates. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.
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
     The Company’s other services include configuration assistance, including installation and training related to the application suite. These other services are generally sold in conjunction with the Company’s subscriptions. In applying the provisions of EITF Issue No. 00-21, the Company has determined that it does not have objective and reliable evidence of fair value for each element of its arrangements. As a result, these other services are not accounted for separately from the Company’s subscriptions. As these other services do not qualify for separate accounting, the Company recognizes the other services revenue together with the subscription fees ratably over the noncancelable term of the subscription agreement, generally one to three years although terms can extend to as long as five years, commencing on the later of the start date specified in the subscription arrangement, the “initial access date” of the customers’ instance in the Company’s production environment or when all of the revenue recognition criteria have been met. The Company generally considers delivery to have occurred on the initial access date, which is the point in time that a customer is provided access to use the Company’s on-demand application suite. In the infrequent circumstance in which a customer of the Company has the contractual right to take possession of the software, the Company has applied the provisions noted in EITF Issue No. 00-3 and determined that the customers would incur a significant penalty to take possession of the software. Therefore, these agreements have been accounted for as service contracts outside the scope of SOP 97-2. Indirect taxes, including sales and use tax amounts and goods and service tax amounts, collected from customers have been recorded on a net basis.
     Deferred Revenue
     Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription and other services described above and is recognized as revenue when all of the revenue recognition criteria are met. For subscription arrangements with terms of over one year, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, noncancelable subscription agreements. The Company’s other services, such as configuration assistance, are generally sold in conjunction with the subscriptions. The Company recognizes revenue from these other services, together with the subscriptions, ratably over the noncancelable term of the subscription agreement which can extend to as long as five years. The portion of deferred revenue that the Company anticipates will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue. Current deferred revenue also includes subscription agreements with an initial access date that has not yet been determined. Upon determination of the initial access date timing of such arrangements, amounts estimated to be recognized after more than 12 months are reclassified to long term.
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
     During the three and six months ended June 30, 2009, the Company capitalized $1.6 million and $2.5 million of deferred commissions, respectively, and amortized $1.8 million and $3.6 million, respectively, to sales and marketing expense. As of June 30, 2009, deferred commissions on the Company’s condensed consolidated balance sheet totaled $10.9 million.
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
     Income Taxes
     Income taxes are calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of deferred tax assets or liabilities. Deferred tax assets or liabilities are recognized for the expected tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is expected, based on whether such assets are more likely than not to be realized.
     The Company also follows the provisions of Financial Accounting Standards Interpretation, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109.
     Reclassification
     The Company has reclassified $0.9 million taxes payable previously reported in accrued expenses and other current liabilities as of December 31, 2008, to long-term taxes payable to conform to the current presentation.
     Subsequent Events
     The Company has evaluated all subsequent events through August 5, 2009, the filing date of this Form 10-Q with the SEC.
2. Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165), which establishes principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial statements issued after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s condensed consolidated financial statements.
     During the second quarter of 2009, the Company adopted FASB Staff Position (“FSP”) No. 107 and Accounting Principles Board (“APB”) 28-1, Disclosures about Fair Value of Financial Instruments, which requires disclosure about fair value of financial instruments in interim and annual financial statements. The adoption of FSP No. 107 and APB 28-1 had no financial impact on the Company’s condensed consolidated financial statements.
          During the second quarter of 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provide operational guidance for determining other-than-temporary impairments for debt securities. The adoption of FSP No. FAS 115-2 and FAS 124-2 had no financial impact on the Company’s condensed consolidated financial statements.
3. Cash, Cash Equivalents and Marketable Securities
     The Company classifies its marketable securities as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). In accordance with SFAS 115, available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ deficit. Fair value is determined based on quoted market rates. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income (expense). Interest on securities classified as available-for-sale is included as a component of interest income.
     Cash, cash equivalents and marketable securities as of June 30, 2009, consisted of the following (unaudited, in thousands):

	As of June 30, 2009
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$3,802	$—	$—	$3,802
Cash equivalents:
Money market funds	33,263	—	—	33,263

Total cash equivalents	33,263	—	—	33,263

Total cash and cash equivalents	37,065	—	—	37,065
Marketable securities:
U.S. Treasury bills and bonds	39,163	9	—	39,172
U.S. Government and Agency securities	31,491	27	—	31,518
Marketable equity securities	50	1	—	51

Total marketable securities	70,704	37	—	70,741

Total cash, cash equivalents and marketable securities	$107,769	$37	$—	$107,806

     The Company did not realize any significant gains or losses during the six months ended June 30, 2009. All of the Company’s marketable securities as of June 30, 2009 mature within one year.
     Cash, cash equivalents and marketable securities as of December 31, 2008, consisted of the following (in thousands):

	As of December 31, 2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash	$684	$—	$—	$684
Cash equivalents:
Money market funds	69,175	—	—	69,175

Total cash equivalents	69,175	—	—	69,175

Total cash and cash equivalents	69,859	—	—	69,859
Marketable securities:
U.S. Treasury bills and bonds	8,969	26	—	8,995
U.S. government notes and bonds	22,858	67	—	22,925
Corporate notes	542	—	(1)	541
Marketable equity securities	50	—	(6)	44

Total marketable securities	32,419	93	(7)	32,505

Total cash, cash equivalents and marketable securities	$102,278	$93	$(7)	$102,364

     All of the Company’s marketable securities as of December 31, 2008 mature within one year.

4. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities as of June 30, 2009 and December 31, 2008 consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2009	2008
	(unaudited)
Accrued royalties	$546	$1,039
Accrued partner referral fees	166	209
Accrued taxes payable	513	519
Deferred rent	174	286
Sale and use taxes	1,304	1,718
Accrued other liabilities	3,483	5,006

	$6,186	$8,777

     Accrued employee compensation as of June 30, 2009 and December 31, 2008 consisted of (in thousands):

	As of	As of
	June 30,	December 31,
	2009	2008
	(unaudited)
Accrued bonuses payable	$3,615	$2,323
Accrued commissions payable	4,398	4,919
Accrued vacation	3,388	3,505
All other accrued employee compensation payable	839	1,412

	$12,240	$12,159

5. Fair Value Measurements
     On January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 Fair Value Measurements (SFAS 157) to value its financial assets and liabilities. As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
     In accordance with SFAS 157, the Company measures cash equivalents and marketable securities at fair value. Cash equivalents and marketable securities are classified within Level 1 or Level 2. The Company prices cash equivalents and marketable securities using quoted market prices and available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing. As of June 30, 2009, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).
     The following table presents the cash equivalents and marketable securities carried at fair value as of June 30, 2009 (unaudited, in thousands):

		Fair Value Measurements Using
		Quoted Prices in
	As of	Active Market for	Significant Other
	June 30,	Identical Assets	Observable Inputs
Description	2009	(Level 1)	(Level 2)
Cash equivalents(1)	$33,263	$—	$33,263
Marketable securities(2)	70,741	39,223	31,518

Total	$104,004	$39,223	$64,781

(1)	Cash equivalents consist primarily of money market funds with original maturity dates of three months or less.

(2)	Marketable securities consist of U.S. government and agency securities and marketable equity securities.
     As of June 30, 2009, the carrying value of the Company’s cash equivalents approximated their fair value and represented approximately 31% of the Company’s total cash, cash equivalent, and marketable security portfolio, which was held primarily in money market funds. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.
     Marketable securities are considered available-for-sale and are carried in the Company’s condensed consolidated financial statements at fair market value, with changes in value recognized as unrealized gains and losses, net of tax, in other comprehensive income. Gross unrealized gain and losses on cash equivalents and marketable securities were not material as of June 30, 2009. Accumulated gains and losses are reclassified to earnings when the securities are sold.
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
7. Stock-Based Compensation
Common Stock Options
     The Company follows the accounting provisions of SFAS No. 123R Share-Based Payment, (SFAS 123R), which establishes accounting for non-cash, stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized on a straight line basis over the requisite service period, which for the Company is generally the vesting period.
     The following shares of common stock are available for future issuance at June 30, 2009 (in thousands, unaudited):

Shares Available
for Grant
Balance at December 31, 2008	4,995
Increase in authorized shares	2,000
Options granted*	(1,199)
Restricted stock units granted	(500)
Options canceled/forfeited	859

Balance at June 30, 2009	6,155

*	Includes 10 thousand shares issued for services.
     The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Expected life from grant date (in years)	4.36	3.76	4.36	3.78
Risk-free interest rate	1.78%	2.84%	1.73%	2.78%
Expected volatility	73%	51%	68%	51%
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$4.55	$4.57	$3.10	$4.43

The following table summarizes the activity for the Company’s options for the six months ended June 30, 2009 (unaudited):

		Weighted-
	Shares	Average
	Subject to	Exercise
	Options	Price
	Outstanding	per Share
	(Shares in thousands)
Balance at December 31, 2008	12,131	$6.18
Granted	1,189	5.70
Exercised (1)	(924)	3.48
Canceled/forfeited	(859)	8.66

Balance at June 30, 2009	11,537	$8.01

(1)	Includes previously early exercised option awards that vested during the period.
     As of June 30, 2009, unrecognized compensation cost under the Company’s stock option plans for employee stock options was $18.5 million. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 2.62 years.
     The following table summarizes the activity for the Company’s restricted stock units (RSUs) for the six months ended June 30, 2009 (unaudited):

		Weighted-Average
		Grant-Date
	Outstanding	Fair Value
	(Shares in thousands)
Balance at December 31, 2008	260	$10.84
Granted	500	5.80
Vested	(3)	6.22
Canceled/forfeited	—	—

Balance at June 30, 2009	757	$7.58

     As of June 30, 2009, unrecognized compensation cost under the Company’s equity incentive plans for employee RSU’s was $4.7 million. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 3.46 years.
Stock Plans
     In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan, and in November 2007 the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (collectively, the “Plans”). The Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees of the Company, and the 2007 Equity Incentive Plan additionally provides for the issuance of restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Plans are generally for periods not to exceed ten years and must be issued at prices not less than 85% of the estimated fair value of the shares of common stock on the date of grant as determined by the Board of Directors. The Plans provide for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant. Options, or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule. As of June 30, 2009, there were 154,167 shares legally issued and outstanding as a result of the early exercise of stock options. 87,500 of these shares were exercised by members of the Board of Directors and 66,667 of these shares were exercised by an executive officer of the Company. Cash received for exercised and unvested shares is recorded as a liability on the accompanying condensed consolidated balance sheets and transferred to common stock and additional paid-in capital as the shares vest. As of June 30, 2009 and December 31, 2008, in accordance with SFAS 123R, 154,167 and 336,667 shares, respectively, have been excluded from the Company’s condensed consolidated financial statements as the underlying shares of common stock are unvested. As of June 30, 2009 and December 31, 2008, the Company had recorded long-term liabilities of $0.9 million and $2.0 million, respectively, for these options under “Other long-term liabilities” in the condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(2,321)	$(19,287)	$(8,003)	$(38,585)
Change in foreign currency translation gain (loss), net	(130)	(5)	(62)	43
Change in unrealized gain (loss) on marketable securities, net	(6)	(39)	28	(17)

Comprehensive loss	$(2,457)	$(19,243)	$(8,037)	$(38,611)

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
     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Net loss	$(2,321)	$(19,287)	$(8,003)	$(38,585)

Shares used in computing net loss per common share, basic and diluted	56,754	52,298	56,536	51,973

Net loss per common share, basic and diluted	$(0.04)	$(0.37)	$(0.14)	$(0.74)

     The potential dilutive effects of the weighted average number of certain common shares have been excluded from diluted net loss per share of common stock because their inclusion would be anti-dilutive. The amounts excluded for the three months ended June 30, 2009 and June 30, 2008 were 2.8 million and 5.4 million common shares, respectively. The amounts excluded for the six months ended June 30, 2009 and June 30, 2008 were 2.7 million and 5.2 million common shares, respectively. These common shares only represent stock options and restricted stock units whose exercise prices were less than the average market price of the stock during the respective periods and therefore were potentially dilutive.
     There were an additional 6.8 million and 7.8 million stock options for the three and six months ended June 30, 2009 respectively, and 0.3 million and 0.2 million stock options for the three and six months ended June 30, 2008, respectively, which were also excluded because the option exercise price for those stock options exceeded the average market price of the stock during the respective periods.
10. Income Tax
     Income tax expense for the six months ended June 30, 2009 was $638,000 compared to $300,000 for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 and 2008 differs from the U.S. federal statutory rate primarily due to foreign withholding taxes, stock based compensation and other permanent tax adjustments, partially offset with foreign operational rate benefits.

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
Overview
     SuccessFactors provides on-demand business performance and talent management software that enables organizations to optimize the performance of their organization and people to drive business results. Our application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; Stack Ranker; Business Performance Accelerators; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. During the past twelve months our customer base has grown from 1,750 to over 2,850 customers, across 60 industries in over 185 countries with more than 5.4 million end users.
     We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 6% of revenue for the six months ended June 30, 2009. However, in the future we anticipate that revenue from channel partners is expected to increase. For the six months ended June 30, 2009, we did not have any single customer that accounted for more than 5% of our revenue. The Company targets its sales and marketing efforts at large enterprises as well as small and mid-sized organizations.
     Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the six months ended June 30, 2009, the percentage of our revenue generated from customers in the United States was 83%. We intend to continue to grow our international business. Accordingly, we expect the percentage of our revenue generated outside of the United States to continue to increase.
     We have historically experienced significant seasonality in sales of subscriptions to our application suite, with a higher percentage of our customers renewing or entering into new subscription agreements in the fourth quarter of the year. Also, a significant percentage of our customer agreements within a given quarter are generally entered into during the last month of the quarter. We have derived a substantial portion of our historical revenue from sales of our Performance Management and Goal Management modules, but the percentage of revenue from these modules has decreased over time as customers have purchased additional modules
     We believe the market for business performance and talent management software is large and underserved. Accordingly, we might incur additional operating expenses, particularly for sales and marketing activities, to pursue this opportunity and in research and development, to develop new products. We expect operating losses to continue but at lower rates as we intend to continue to pursue new customers and develop new products.
     While we have experienced strong growth in revenues in recent periods, the overall global economy has experienced a severe downturn, with the United States and many other foreign countries experiencing slow overall growth in 2008, and slow or receding growth expected for most if not all of 2009. Unstable or declining economic conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities and has caused and could continue to cause our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impact their willingness to make purchases or their ability to make timely payments to us. If that were to occur, we may experience decreased sales and/or be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of the current economic slowdown or any subsequent economic recovery, worldwide, in the United States, or in our industry. As a result, it is inherently difficult to predict how the current economic conditions will affect our business. These and other economic factors could have a material adverse effect on our ability to predict future operating results, on demand for our application suite, including new bookings and renewal and upsell rates, and on our financial condition and operating results. The weakening of the overall global economy in 2008 and continuing into 2009 has affected our customers and demand for our software and services. In fiscal year 2009 we expect this trend to continue. Despite the declining economy, we expect a double digit revenue growth to continue, but at a slower rate.
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

Results of Operations
     The following table presents certain financial data for the three and six month periods ended June 30, 2009 and 2008 as a percentage of revenue (unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Cost of revenue	22	36	23	38

Gross margin	78	64	77	62

Operating expenses:
Sales and marketing	54	90	55	91
Research and development	16	24	16	23
General and administrative	14	24	17	27
Gain on legal settlement, net	0	3	0	1

Total operating expenses	84	141	88	142

Loss from operations	(6)	(77)	(11)	(80)
Interest income and other, net	1	3	1	3

Loss before provision for income taxes	(5)	(74)	(10)	(77)
Provision for income taxes	(1)	(1)	(1)	(1)

Net loss	(6)%	(75)%	(11)%	(78)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue
     The following table presents our revenue for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Revenue	$36,940	$25,714	44%	$72,160	$49,175	47%
     Revenue for the three months ended June 30, 2009 increased by $11.2 million, or 44%, as compared to the same period in 2008. The increase was primarily due to a $10.2 million increase in revenue from existing customers, which includes renewals and subscriptions for additional modules and end users, and a $1.0 million increase in revenue from new customers. As of June 30, 2009, we had over 2,850 customers, as compared to 2,140 at June 30, 2008.
     Revenue from customers in the United States accounted for $30.7 million, or 83% of revenue in the three months ended June 30, 2009, compared to $22.9 million, or 89% of revenue, in the three months ended June 30, 2008.
     Revenue for the six months ended June 30, 2009 increased by $23.0 million, or 47%, as compared to the same period in 2008. The increase was primarily due to a $19.6 million increase in revenue from existing customers and a $3.4 million increase in revenue from new customers.
     Revenue from customers in the United States accounted for $60.1 million, or 83% of revenue in the six months ended June 30, 2009, compared to $42.8 million, or 87% of revenue, in the six months ended June 30, 2008.

Cost of Revenue and Gross Margin
     The following table presents our revenue, cost of revenue, gross profit and gross margin for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Revenue	$36,940	$25,714	44%	$72,160	$49,175	47%
Cost of revenue	7,947	9,244	(14)%	16,436	18,580	(12)%

Gross profit	$28,993	$16,470	76%	$55,724	$30,595	82%

Gross margin	78%	64%		77%	62%
     Cost of revenue decreased by $1.3 million, or 14%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, primarily due to a decrease of $1.4 million in employee-related costs due to lower headcount, a decrease of $0.4 million in professional outside services offset by an increase of $0.3 million in maintenance and data center related costs and an increase of $0.2 million in license royalties and partner referral fees.
     Gross margin increased from 64% for the three months ended June 30, 2008 to 78% for the three months ended June 30, 2009 primarily due to increased renewals, which have a lower cost of revenue as a percentage of revenue, more efficient utilization of professional services and customer support personnel and a larger customer base over which to spread fixed costs. We expect gross margin percentage to decrease throughout the remainder of 2009 as we additional professional services staff but the timing of additional expenses to expand delivery capability of our application suite and other services could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarter or annual period which could affect the gross margin percentage.
     Cost of revenue decreased $2.1 million, or 12%, from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to a decrease of $2.3 million in employee-related costs due to lower headcount, a decrease of $0.8 million in professional outside services, offset by an increase of $0.7 million in maintenance and data center related costs, an increase of $0.2 million in license royalties and partner referral fees and an increase of $0.2 million in depreciation expense.
     Gross margin increased from 62% for the six months ended June 30, 2008 to 77% for the six months ended June 30, 2009. The increase in gross margin was primarily due to increased renewals, which have a lower cost of revenue as a percentage of revenue, more efficient utilization of professional services and customer support personnel and a larger customer base over which to spread fixed costs.
Operating Expenses
     Sales and Marketing
The following table presents our sales and marketing expenses for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Sales and marketing	$19,996	$23,261	(14)%	$39,552	$44,870	12%
Percent of revenue	54%	90%		55%	91%
     Sales and marketing expenses decreased by $3.3 million, or 14%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, primarily due to a decrease of $1.1 million in employee-related costs, primarily resulting from less headcount in sales and marketing, a decrease of $1.9 million in marketing and promotional spending and a decrease of $0.3 million in outside services spending.
     Sales and marketing expenses decreased by $5.3 million, or 12%, from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to a decrease of $4.1 million in employee-related costs, primarily resulting from less headcount in sales and marketing, a decrease of $0.6 million in marketing and promotional spending and a decrease of $0.6 million in outside services spending. We expect sales and marketing expenses to not significantly change in the second half of 2009 as compared to the first half of 2009, but actual sales and marketing spend could vary somewhat depending on changing market conditions and perceived investment opportunities balanced against the company’s profitability goals.

     Research and Development
The following table presents our research and development expenses for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Research and development	$6,073	$6,250	(2)%	$11,624	$11,459	1%
Percent of revenue	16%	24%		16%	23%
     Research and development expenses consist primarily of expenses for research and development staff, the cost of certain third-party service providers and allocated overhead. There have been no significant changes in the level of spending from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009.
     General and Administrative
The following table presents our general and administrative expenses for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
General and administrative	$5,282	$6,144	(14)%	$12,526	$13,042	4%
Percent of revenue	14%	24%		17%	27%
     General and administrative expenses decreased by $0.9 million, or 14%, from the three months ended June 30, 2008 to the three months ended June 30, 2009, primarily due to a decrease of $0.6 million in employee-related costs due to lower headcount and a $0.3 million decrease in professional services.
     General and administrative expenses decreased $0.5 million, or 4%, from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily due to a decrease of $1.2 million in professional and outside service costs, offset by an increase of $0.3 million in sales and use tax expense, $0.2 million in depreciation expense and $0.2 million in bad debt expense.
Gain on Settlement of Litigation, Net
     For the three and six months ended June 30, 2008 we recorded $0.7 million and $0.9 million legal expense associated with a law suit filed against a competitor on March 11, 2008. We did not have comparable expense for the three and six months ended June 30, 2009.
Interest Income and Other, Net
The following table presents our interest and other income, net for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Interest income and other, net	$481	$729	(34)%	$613	$1,369	(55)%
Percent of revenue	1%	3%		1%	3%
     Interest income and other, net decreased by $0.2 million, or 34%, and from the three months ended June 30, 2008 to the three months ended June 30, 2009 and by $0.8 million, or 55%, from the six months ended June 30, 2008 to the six months ended June 30, 2009. The decrease is primarily due to lower interest rates on our cash and investment balances and realized and unrealized gains on foreign exchange related to our accounts receivable balances.
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
     Income tax expense for the three and six months ended June 30, 2009 was $444,000 and $638,000 compared to $147,000 and $300,000 for the three and six months ended June 30, 2008. The effective tax rates for 2009 and 2008 differ from the U.S. federal statutory rates of 34% primarily due to stock based compensation and other permanent tax adjustments, and foreign withholding taxes partially offset with foreign operational rate benefits.
Liquidity and Capital Resources
     To date, substantially all of our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed in the fourth quarter of 2007 of approximately $104.6 million, after deducting underwriting discounts and commissions and offering costs. In June 2008, we completed a follow-on public offering raising approximately $27.4 million in net proceeds after deducting underwriting discounts and commissions of $1.5 million and other offering expenses of approximately $0.6 million. Since the quarter ended December 31, 2008 we began to generate cash flow from operations and had net cash provided by operating activities in the six months ended June 30, 2009.
     The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Net cash provided by (used in) operating activities	$3,626	$(10,374)
Net cash used in investing activities	(38,513)	(21,405)
Net cash provided by financing activities	2,031	27,786
     Net Cash Provided By (Used in) Operating Activities
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
     Cash provided by operating activities in the six months ended June 30, 2009 of $3.6 million primarily resulted from net loss of $8.0 million adjusted for certain non-cash items of $10.4 million (including depreciation, amortization, stock-based compensation and stock issued for services) and changes in working capital and other activities of $1.3 million. Changes in working capital and other activities consisted of $8.4 million decrease in accounts receivable and $0.4 million increase in long-term taxes payable and other liabilities, offset by $3.8 million decrease in accounts payable and accrued expenses, $2.5 million decrease in deferred commissions and $1.3 million decrease in prepaid expenses and other assets.
     Net Cash Used in Investing Activities
     We used $38.5 million in investing activities in the six months ended June 30, 2009 primarily from $78.6 million of purchases of available-for-sale securities and $0.3 million of capital expenditures, offset by $40.4 million of maturity and sales of available-for-sale securities.
     Net Cash Provided by Financing Activities
     Cash provided by financing activities in the six months ended June 30, 2009 was $2.0 million primarily due to proceeds from the exercise of stock options.

     Capital Resources
     We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our application suite. Our capital expenditures in 2009 are expected to grow in line with business activities and as we add data centers to support the growth in our business. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Off-Balance Sheet Arrangements
     We do not have any special purpose entities and, other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a lesser portion of our expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2009 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
     Interest Rate Sensitivity
     We had cash and cash equivalents of $37.1 million and marketable securities of $70.7 million as of June 30, 2009. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist of high-grade government securities with maturities of less than one year. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s equity (deficit). As of June 30, 2009, the average maturity of our investment portfolio is approximately 105 days; therefore the movement of interest rates should not have a material impact on our condensed consolidated balance sheet or statement of operations.
     At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of June 30, 2009 using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movements in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of June 30, 2009. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement in interest rates would not result in a material loss in the fair values of our investment instruments.
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
     A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
     We have a history of losses and we may not achieve or sustain profitability in the future.
     We have incurred significant losses in each fiscal period since our inception in 2001. We experienced a net loss of $8.0 million during the six months ended June 30, 2009. At June 30, 2009, we had an accumulated deficit of $214.3 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Despite recent moderation in spending, we still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, and operations costs, and expenses related to stock-based compensation and therefore we may continue to incur losses for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our historic revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
     Current uncertainty in global economic conditions makes it particularly difficult to predict demand and other related matters and makes it more likely that our actual results could differ materially from expectations.
     Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and are causing our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during these challenging economic times, our customers face issues gaining timely access to sufficient credit and decreasing cash flow, which are impacting their willingness to make purchases and their ability to make timely payments to us. Accordingly, we are experiencing decreased sales and increased non-renewals, cancellations and requests for reductions in service. We cannot predict the timing, strength or duration of the economic slowdown or any subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors are having an adverse effect on demand for our application suite, including new bookings and renewal and upsell rates, on our ability to predict future operating results, and on our financial condition and operating results.
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
     We have experienced rapid changes in our headcount and operations in recent periods. For example, we grew from 188 employees at December 31, 2005 to 768 employees at September 30, 2008. We reduced our headcount in the fourth quarter of 2008 and had 618 employees as of June 30, 2009. We have increased the size of our customer base from 341 customers at December 31, 2005 to approximately 2,850 customers at June 30, 2009. This growth in our customer base has placed, and any future growth will place, a significant strain on our management, administrative, operational and financial infrastructure, particularly in light of our slowdown in headcount growth. Our success will depend in part on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage organizational changes could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
     As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. In addition, the SEC and Congress are proposing additional significant corporate governance-related rules. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
     As of July 31, 2009, we had approximately 57.3 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are now freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our “affiliates.” The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.
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
     Our directors, executive officers and certain holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 42% of our outstanding common stock as of July 31, 2009. As a result, these stockholders, acting together, would have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:
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
     The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. We used approximately $28.2 million of the proceeds from this offering for investing activities during the three months ended June 30, 2009. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital, potential capital expenditures, acquisitions and investing in available-for-sale securities.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Our 2009 Annual Meeting of Stockholders was held on May 22, 2009. The following proposals were adopted as follows:
1.	To elect two Class II directors, Eric C.W. Dunn and David N. Strohm, to serve for a term of three years and until their successors are elected and qualified:

	For	Withheld
Eric C.W. Dunn	42,902,516	307,940
David N. Strohm	42,993,341	217,115
2.	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Withheld
43,075,028	132,178	3,250
Other directors whose terms continued after the 2009 Annual Meeting of Stockholders consist of Douglas J. Burgum, Lars Dalgaard, William E. McGlashan, Jr., Elizabeth A. Nelson, and David G. Whorton.

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
Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 5, 2009

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