Form 10-Q
period 2009-09-30
SuccessFactors, Inc.
filed 2009-11-06
CIK 1402305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-33755

SUCCESSFACTORS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3398453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Fashion Island Blvd., Suite 300 San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)

(650) 645-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 30, 2009, there were approximately 71,525,028 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$41,038	$69,859
Marketable securities	70,894	32,505
Accounts receivable, net of allowance for doubtful accounts of $1,325 and $727	42,862	44,446
Deferred commissions	5,401	5,721
Prepaid expenses and other current assets	6,994	3,224

Total current assets	167,189	155,755
Restricted cash	1,051	1,248
Property and equipment, net	5,517	6,933
Deferred commissions, net of current portion	7,052	6,292
Other assets	521	198

Total assets	$181,330	$170,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$209	$1,960
Accrued expenses and other current liabilities	6,632	8,777
Accrued employee compensation	14,120	12,159
Deferred revenue	142,990	128,940
Current portion of capital lease obligations	29	37

Total current liabilities	163,980	151,873
Capital lease obligations, net of current portion	—	19
Deferred revenue, net of current portion	18,026	20,858
Long-term tax payable	1,411	855
Other long-term liabilities	498	2,197

Total liabilities	183,915	175,802
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized 57,608 and 55,990 shares issued and outstanding (excluding 67 and 337 legally issued and outstanding) as of September 30, 2009 and December 31, 2008, respectively	58	56
Additional paid-in capital	213,550	200,907
Accumulated other comprehensive gain (loss)	47	(74)
Accumulated deficit	(216,240)	(206,265)

Total stockholders’ deficit	(2,585)	(5,376)

Total liabilities and stockholders’ deficit	$181,330	$170,426

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$38,685	$29,712	$110,845	$78,887
Cost of revenue (1)	8,831	10,187	25,267	28,767

Gross profit	29,854	19,525	85,578	50,120

Operating expenses: (1)
Sales and marketing	19,573	25,251	59,125	70,121
Research and development	6,343	6,516	17,967	17,975
General and administrative	6,016	6,863	18,542	19,905
Expenses related to litigation settlement	—	1,283	—	2,161

Total operating expenses	31,932	39,913	95,634	110,162

Loss from operations	(2,078)	(20,388)	(10,056)	(60,042)
Interest income and other, net	210	256	823	1,625

Loss before provision for income taxes	(1,868)	(20,132)	(9,233)	(58,417)
Provision for income taxes	(104)	(256)	(742)	(556)

Net loss	$(1,972)	$(20,388)	$(9,975)	$(58,973)

Net loss per common share, basic and diluted	$(0.03)	$(0.37)	$(0.18)	$(1.11)

Shares used in computing net loss per common share, basic and diluted	57,292	55,433	56,791	53,135

(1) Amounts include stock-based compensation expenses as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$291	$283	$989	$692
Sales and marketing	1,143	1,021	3,233	2,707
Research and development	312	311	904	790
General and administrative	815	543	2,293	1,718

	$2,561	$2,158	$7,419	$5,907

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,975)	$(58,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,915	2,677
Gain on sale of fixed assets	(63)	(64)
Amortization of deferred commissions	5,399	4,913
Stock-based compensation expense	7,419	5,907
Changes in assets and liabilities:
Accounts receivable	1,584	1,493
Deferred commissions	(5,837)	(5,015)
Prepaid expenses and other current assets	(3,771)	(1,887)
Other assets	(324)	20
Accounts payable	(1,751)	794
Accrued expenses and other current liabilities	(2,135)	2,677
Accrued employee compensation	1,961	(1,004)
Long-term taxes payable	555	855
Other liabilities	8	(144)
Deferred revenue	11,219	35,047

Net cash provided by (used in) operating activities	7,204	(12,704)

Cash flows from investing activities:
Restricted cash	197	(460)
Capital expenditures	(1,524)	(4,200)
Proceeds from sale of fixed assets	88	—
Purchases of available-for-sale securities	(112,957)	(75,042)
Proceeds from maturities of available-for-sale securities	73,989	15,501
Proceeds from sales of available-for-sale securities	546	7,983

Net cash used in investing activities	(39,661)	(56,218)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,518	1,208
Proceeds from early exercise of stock options, net	—	162
Proceeds from public offering, net of offering costs	—	26,885
Principal payments on capital lease obligations	(27)	(25)

Net cash provided by financing activities	3,491	28,230

Effect of exchange rate changes on cash and cash equivalents	145	(90)

Net decrease in cash and cash equivalents	(28,821)	(40,782)
Cash and cash equivalents at beginning of period	69,859	82,274

Cash and cash equivalents at end of period	$41,038	$41,492

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$164	$223

Income taxes	$161	$177

See accompanying notes to condensed consolidated financial statements.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization

Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand business execution software solutions that enable organizations to bridge the execution gap between business strategy and results. The Company’s goal is to enable organizations to substantially increase employee productivity worldwide by enhancing our existing people performance solutions with business alignment solutions to enable customers to achieve business results. Our integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Execution Survey; Stack Ranker; Business Performance Accelerators; Employee Central; Metrics Navigator; Strategy Deployment Solution and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in other regions in the United States, Europe, Asia, Canada and Latin America.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, for any other interim period or for any other future year.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) on February 27, 2009. There have been no significant changes in the Company’s critical accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue Recognition

Revenue consists of subscription fees for the Company’s on-demand software and fees for the provision of other services. The Company’s customers do not have the contractual right to take possession of software in substantially all of the transactions. Instead, the software is delivered on an on-demand basis from the Company’s hosting facilities. Therefore, these arrangements are treated as service agreements. The Company commences revenue recognition when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the subscription or services have been delivered to the customer;

•	the collection of related fees is reasonably assured; and

•	the amount of related fees is fixed or determinable.

Signed agreements are used as evidence of an arrangement. The Company assesses cash collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. If the Company determines that collectability is not reasonably assured, the Company defers the recognition of revenue until collectability becomes reasonably assured, generally upon receipt of cash. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company’s arrangements are typically noncancelable, though customers typically have the right to terminate their agreement for cause if the Company fails to perform.

The Company’s other services include configuration assistance, including installation and training related to the application suite. These other services are generally sold in conjunction with the Company’s subscriptions, and the Company has determined that it does not have objective and reliable evidence of fair value for each element of its arrangements. As a result, these other services are not accounted for separately from the Company’s subscriptions. As these other services do not qualify for separate accounting, the Company recognizes the other services revenue together with the subscription fees ratably over the noncancelable term of the subscription agreement, generally one to three years although terms can extend to as long as five years, commencing on the later of the start date specified in the subscription arrangement, the date the customer’s instance is provisioned (“initial access date”) or when all of the revenue recognition criteria have been met. The Company generally considers delivery to have occurred on the initial access date, which is the point in time that a customer is provided access to use the Company’s on-demand application suite. In the infrequent circumstance in which a customer of the Company has the contractual right to take possession of the software, the Company has determined that the customers would incur a significant penalty to take possession of the software. Therefore, these agreements have been accounted for as service contracts. Indirect taxes, including sales and use tax amounts and goods and service tax amounts, collected from customers have been recorded on a net basis.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription and other services described above and is recognized as revenue when all of the revenue recognition criteria are met. For subscription arrangements with terms of over one year, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, noncancelable subscription agreements. The Company’s other services, such as configuration assistance, are generally sold in conjunction with the subscriptions. The Company recognizes revenue from these other services, together with the subscriptions, ratably over the noncancelable term of the subscription agreement, which can extend to as long as five years. The portion of deferred revenue that the Company anticipates will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue. Current deferred revenue also includes subscription agreements with an initial access date that has not yet been determined. Upon determination of the initial access date timing of such arrangements, amounts estimated to be recognized after more than 12 months are reclassified to long term.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting the Company’s application suite, compensation and related expenses for data center, professional services staff and customer support staff, payments to outside service providers, allocated overhead and depreciation expenses, license royalties and partner referral fees. Allocated overhead includes rent, information technology costs and employee benefits costs and is apportioned to all departments based on relative headcount.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the three and nine months ended September 30, 2009, the Company capitalized $3.4 million and $5.8 million of deferred commissions, respectively, and amortized $1.8 million and $5.4 million of deferred commissions, respectively, to sales and marketing expense. As of September 30, 2009, deferred commissions on the Company’s condensed consolidated balance sheet totaled $12.5 million.

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

Reclassification

The Company has reclassified $0.9 million of taxes payable previously reported in accrued expenses and other current liabilities as of December 31, 2008, to long-term taxes payable to conform to the current presentation.

Subsequent Events

The Company has evaluated all subsequent events through November 6, 2009, the filing date of this Form 10-Q with the SEC.

2. Recent Accounting Pronouncements

Adopted Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (“OTTI”) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s condensed consolidated financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its condensed consolidated financial statements.

3. Cash, Cash Equivalents and Marketable Securities

The Company classifies its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ deficit. Fair value is determined based on quoted market rates. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income (expense). Interest on securities classified as available-for-sale is included as a component of interest income.

Cash, cash equivalents and marketable securities as of September 30, 2009, consisted of the following (unaudited, in thousands):

	As of September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$5,889	$—	$—	$5,889
Cash equivalents:
Money market funds	35,149	—	—	35,149

Total cash equivalents	35,149	—	—	35,149

Total cash and cash equivalents	41,038	—	—	41,038
Marketable securities:
U.S. Treasury bills and bonds	50,752	23	—	50,775
U.S. Government and Agency securities	20,047	12	—	20,059
Marketable equity securities	50	10	—	60

Total marketable securities	70,849	45	—	70,894

Total cash, cash equivalents and marketable securities	$111,887	$45	$—	$111,932

The Company did not realize any significant gains or losses during the nine months ended September 30, 2009. All of the Company’s marketable securities as of September 30, 2009 mature within one year.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash, cash equivalents and marketable securities as of December 31, 2008, consisted of the following (in thousands):

	As of December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$684	$—	$—	$684
Cash equivalents:
Money market funds	69,175	—	—	69,175

Total cash equivalents	69,175	—	—	69,175

Total cash and cash equivalents	69,859	—	—	69,859
Marketable securities:
U.S. Treasury bills and bonds	8,969	26	—	8,995
U.S. government notes and bonds	22,858	67	—	22,925
Corporate notes	542	—	(1)	541
Marketable equity securities	50	—	(6)	44

Total marketable securities	32,419	93	(7)	32,505

Total cash, cash equivalents and marketable securities	$102,278	$93	$(7)	$102,364

All of the Company’s marketable securities as of December 31, 2008 mature within one year.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2009 and December 31, 2008 consisted of (in thousands):

	As of September 30, 2009	As of December 31, 2008
	(unaudited)
Accrued royalties	$1,192	$1,039
Accrued partner referral fees	114	209
Deferred rent	150	286
Sale and use taxes	1,308	1,718
Accrued other liabilities	3,868	5,525

	$6,632	$8,777

Accrued employee compensation as of September 30, 2009 and December 31, 2008 consisted of (in thousands):

	As of September 30, 2009	As of December 31, 2008
	(unaudited)
Accrued bonuses payable	$4,394	$2,323
Accrued commissions payable	5,868	4,919
Accrued vacation	3,286	3,505
All other accrued employee compensation payable	572	1,412

	$14,120	$12,159

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Fair Value Measurements

The Company accounts for certain financial assets at fair value. The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:

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

The Company measures cash equivalents, which consist of money market funds with original maturity dates of three months or less, and marketable securities, which consist of U.S. treasury bills, government and agency securities and marketable equity securities, at fair value. Cash equivalents and marketable securities are classified within Level 1 or Level 2. The Company prices cash equivalents and marketable securities using quoted market prices and available market information through processes such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing. As of September 30, 2009, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

The following table presents the cash equivalents and marketable securities carried at fair value as of September 30, 2009 (unaudited, in thousands):

		Fair Value Measurements Using
Description	As of September 30, 2009	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$35,149	$5	$35,144
Marketable securities:
U.S. Treasury bills and bonds	50,775	50,775	—
U.S. Government and Agency securities	20,059	—	20,059
Marketable equity securities	60	60	—

Total	$106,043	$50,840	$55,203

As of September 30, 2009, the carrying value of the Company’s cash equivalents approximated their fair value and represented approximately 31% of the Company’s total cash, cash equivalent, and marketable securities portfolio, which was held primarily in money market funds. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Marketable securities are considered available-for-sale and are carried in the Company’s condensed consolidated financial statements at fair market value, with changes in value recognized as unrealized gains and losses, net of tax, in other comprehensive income. Gross unrealized gain and losses on cash equivalents and marketable securities were not material as of September 30, 2009. Accumulated gains and losses are reclassified to earnings when the securities are sold.

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

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Stock-Based Compensation

Common Stock Options

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized on a straight line basis over the requisite service period, which for the Company is generally the vesting period.

The following shares of common stock are available for future issuance at September 30, 2009 (in thousands, unaudited):

Shares Available for Grant
Balance at December 31, 2008	4,995
Increase in authorized shares	2,000
Option shares granted*	(1,521)
Stock issued for services	(14)
Restricted stock units granted*	(586)
Options canceled/forfeited	972

Balance at September 30, 2009	5,846

*	Includes 39,000 option shares and 5,000 restricted stock units issued for services to non-employees. The Company measures the fair value of shares issued based on the fair value of the equity instruments issued, as it is more reliably measurable than the fair value of services received. The shares and restricted stock units are measured at their current fair value as of the financial reporting date.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Expected life from grant date (in years)	4.36	3.95	4.24	3.85
Risk-free interest rate	2.22%	2.88%	1.76%	2.82%
Expected volatility	72%	50%	70%	50%
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$7.29	$4.78	$3.71	$4.55

The following table summarizes the activity for the Company’s options for the nine months ended September 30, 2009 (unaudited):

	Shares Subject to Options Outstanding	Weighted-Average Exercise Price per Share
	(Shares in thousands)
Balance at December 31, 2008	12,131	$6.18
Granted	1,521	6.96
Exercised (1)	(1,469)	3.56
Canceled/forfeited	(972)	8.65

Balance at September 30, 2009	11,211	$6.41

(1)	Includes previously early exercised option awards that vested during the period.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2009, unrecognized compensation cost under the Company’s stock option plans for employee stock options was $17.5 million. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 2.45 years.

The following table summarizes the activity for the Company’s restricted stock units (RSUs) for the nine months ended September 30, 2009 (unaudited):

	Outstanding	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Balance at December 31, 2008	260	$10.84
Granted	586	6.82
Vested	(68)	9.74
Canceled/forfeited	—	—

Balance at September 30, 2009	778	$7.91

As of September 30, 2009, unrecognized compensation cost under the Company’s equity incentive plans for employee RSUs was $5.1 million. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 3.30 years.

Stock Plans

In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan, and in November 2007 the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (collectively, the “Plans”). The Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees of the Company, and the 2007 Equity Incentive Plan additionally provides for the issuance of restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Plans are generally for periods not to exceed ten years and must be issued at prices not less than 85% of the estimated fair value of the shares of common stock on the date of grant as determined by the Board of Directors. The Plans provide for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant. Options, or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule. As of September 30, 2009, there were 66,667 shares legally issued and outstanding as a result of the early exercise of stock options. 31,250 of these shares were exercised by members of the Board of Directors and 35,417 of these shares were exercised by an executive officer of the Company. Cash received for exercised and unvested shares is recorded as a liability on the accompanying condensed consolidated balance sheets and transferred to common stock and additional paid-in capital as the shares vest. As of September 30, 2009 and December 31, 2008, 66,667 and 336,667 shares, respectively, have been excluded from the Company’s condensed consolidated financial statements as the underlying shares of common stock are unvested. As of September 30, 2009 and December 31, 2008, the Company had recorded long-term liabilities of $0.3 million and $2.0 million, respectively, for these options under “Other long-term liabilities” in the condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(1,972)	$(20,388)	$(9,975)	$(58,973)
Change in foreign currency translation gain (loss), net	83	(134)	145	(90)
Change in unrealized gain (loss) on marketable securities, net	4	(4)	(24)	(21)

Comprehensive loss	$(1,885)	$(20,526)	$(9,854)	$(59,084)

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including options and warrants. Basic and diluted net loss per common share were the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. Securities that could potentially dilute basic EPS in the future as of September 30, 2009 and September 30, 2008 were 12.0 million and 12.4 million, respectively.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Net loss	$(1,972)	$(20,388)	$(9,975)	$(58,973)

Shares used in computing net loss per common share, basic and diluted	57,292	55,433	56,791	53,135

Net loss per common share, basic and diluted	$(0.03)	$(0.37)	$(0.18)	$(1.11)

10. Income Tax

Income tax expense for the quarter ended September 30, 2009 was $104,000 or 5.58% of pre-tax loss, compared to $256,000, or 1.27% of pre-tax loss for the three months ended September 30, 2008. The effective tax rate for the third quarter of 2009 differs from the U.S. federal statutory rate of 34% primarily due to stock based compensation, foreign withholding taxes, and other permanent tax adjustments, partially offset with foreign operational rate benefits. The effective tax rate for the third quarter of 2008 differs from the U.S. federal statutory rate of primarily due to stock based compensation and foreign withholding taxes, partially offset with foreign operational tax benefits.

11. Subsequent Event

On October 26, 2009, the Company completed a public offering of 13,800,000 shares of its common stock pursuant to an underwriting agreement dated October 20, 2009 with Goldman, Sachs & Co., Deutsche Bank Securities Inc., and Morgan Stanley & Co. Incorporated, as representatives of the underwriters. The shares were sold to the public at a price of $15.50 per share, resulting in net proceeds to the Company of approximately $203 million after deducting underwriting fees and other offering expenses.

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

Overview

SuccessFactors provides on-demand business execution software solutions that enable organizations to bridge the gap between business strategy and results. Our goal is to enable organizations to substantially increase employee productivity worldwide by enhancing our existing people performance solutions with business alignment solutions to enable customers to achieve business results. Our integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Execution Survey; Stack Ranker; Business Performance Accelerators; Employee Central; Metrics Navigator; Strategy Deployment and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. During the past twelve months our customer base has grown from 1,750 to more than 2,800 customers, across 60 industries in over 185 countries with more than 5.4 million end users.

We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 6% of revenue for the nine months ended September 30, 2009. However, in the future we anticipate that revenue from channel partners will increase. For the nine months ended September 30, 2009, we did not have any single customer that accounted for more than 5% of our revenue. The Company targets its sales and marketing efforts at large enterprises as well as small and mid-sized organizations.

Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the nine months ended September 30, 2009, the percentage of our revenue generated from customers in the United States was 83%. We intend to continue to grow our international business. Accordingly, we expect the percentage of our revenue generated outside of the United States to continue to increase.

We have historically experienced significant seasonality in sales of subscriptions to our application suite, with a higher percentage of our customers renewing or entering into new subscription agreements in the fourth quarter of the year. Also, a significant percentage of our customer agreements within a given quarter are generally entered into during the last month of the quarter. We have derived a substantial portion of our historical revenue from sales of our Performance Management and Goal Management modules, but the percentage of revenue from these modules has decreased over time as customers have purchased additional modules.

We believe the market for business execution software is large and underserved. Accordingly, we might incur additional operating expenses, particularly for sales and marketing and professional services activities to pursue this opportunity, and in research and development to develop new products. We expect operating losses to continue but at lower rates as we intend to continue to pursue new customers, develop new products and acquire or invest in businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities.

While we have experienced strong growth in revenues in recent periods, the overall global economy has experienced a severe downturn, with the United States and many other foreign countries experiencing slow overall economic growth in 2008 and the first nine months of 2009. Accordingly, we expect slower revenue growth for rest of 2009 and into 2010. Unstable or declining economic conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities and has caused and could continue to cause our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impact their willingness to make purchases or their ability to make timely payments to us. If that were to occur, we may experience decreased sales and/or be required to increase our allowance for doubtful accounts and our days sales outstanding would be negatively impacted. We cannot predict the timing, strength or duration of the current economic slowdown or any subsequent economic recovery, worldwide, in the United States, or in our industry. As a result, it is inherently difficult to predict how the current economic conditions will affect our business. These and other economic factors could have a material adverse effect on our ability to predict future operating results, on demand for our application suite, including new bookings and renewal and upsell rates, and on our financial condition and operating results. The weakening of the overall global economy in 2008 and continuing through 2009 has affected our customers and demand for our software and services. In fiscal year 2010 we expect this trend to continue. Despite the declining economy, we expect revenue growth to continue, but at a slower rate.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate our estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Results of Operations

The following table presents certain financial data for the three and nine month periods ended September 30, 2009 and 2008 as a percentage of revenue (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Cost of revenue	23	34	23	36

Gross margin	77	66	77	64

Operating expenses:
Sales and marketing	51	86	53	89
Research and development	16	22	16	23
General and administrative	15	23	17	25
Gain on legal settlement, net	—	4	—	3

Total operating expenses	82	135	86	140

Loss from operations	(5)	(69)	(9)	(76)
Interest income and other, net	—	1	1	2

Loss before provision for income taxes	(5)	(68)	(8)	(74)
Provision for income taxes	—	(1)	(1)	(1)

Net loss	(5)%	(69)%	(9)%	(75)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

The following table presents our revenue for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Revenue	$38,685	$29,712	30%	$110,845	$78,887	41%

Revenue for the three months ended September 30, 2009 increased by $9.0 million, or 30%, as compared to the same period in 2008. The increase was primarily due to a $10.2 million increase in revenue from existing customers, which includes renewals and subscriptions for additional modules and end users, offset by a $1.2 million decrease in revenue from new customers. The decrease in revenue from new customers was due to a lower growth rate in new customers as compared to the prior period, which is a result of the overall global economic downturn in 2008 and the first nine months of 2009. As of September 30, 2009, we had over 2,800 customers, as compared to 2,362 at September 30, 2008.

Revenue from customers in the United States accounted for $32.3 million, or 84% of revenue in the three months ended September 30, 2009, compared to $25.5 million, or 86% of revenue, in the three months ended September 30, 2008.

Revenue for the nine months ended September 30, 2009 increased by $32.0 million, or 41%, as compared to the same period in 2008. The increase was primarily due to a $29.8 million increase in revenue from existing customers and a $2.2 million increase in revenue from new customers. Revenue growth is a result of increased number of customers and continued efforts to add new revenue streams to existing customers.

Revenue from customers in the United States accounted for $92.4 million, or 83% of revenue in the nine months ended September 30, 2009, compared to $68.3 million, or 87% of revenue, in the nine months ended September 30, 2008 as we have had increased sales of our products in recent periods in EMEA, APAC, Canada and the Latin American regions.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue, gross profit and gross margin for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Revenue	$38,685	$29,712	30%	$110,845	$78,887	41%
Cost of revenue	8,831	10,187	(13)%	25,267	28,767	(12)%

Gross profit	$29,854	$19,525	53%	$85,578	$50,120	71%

Gross margin	77%	66%		77%	64%

Cost of revenue decreased by $1.4 million, or 13%, from the three months ended September 30, 2008 to the three months ended September 30, 2009, primarily due to a decrease of $1.4 million in employee-related costs due to lower headcount, a decrease of $0.2 million in professional outside services and $0.2 million decrease in travel and entertainment offset by an increase of $0.4 million in license royalties and partner referral costs.

Gross margin increased from 66% for the three months ended September 30, 2008 to 77% for the three months ended September 30, 2009 primarily due to increased renewals, which have a lower cost of revenue as a percentage of revenue, more efficient utilization of professional services and customer support personnel and a larger customer base over which to spread fixed costs. We expect gross margin percentage to decrease modestly in the fourth quarter of 2009 as we hire additional professional services staff. The timing of additional expenses to expand delivery capability of our application suite and other services could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue, in any particular quarter or annual period which could affect the gross margin percentage.

Cost of revenue decreased $3.5 million, or 12%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, primarily due to a decrease of $3.7 million in employee-related costs due to lower headcount, a decrease of $0.9 million in professional outside services, a decrease of $0.4 million in travel and entertainment, offset by an increase of $0.9 million in maintenance and data center related costs and an increase of $0.6 million in license royalties and partner referral costs.

Gross margin increased from 64% for the nine months ended September 30, 2008 to 77% for the nine months ended September 30, 2009. The increase in gross margin was primarily due to increased renewals, which have a lower cost of revenue as a percentage of revenue, more efficient utilization of professional services and customer support personnel and a larger customer base over which to spread fixed costs.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Sales and marketing	$19,573	$25,251	(22)%	$59,125	$70,121	(16)%
Percent of revenue	51%	86%		53%	89%

Sales and marketing expenses decreased by $5.7 million, or 22%, from the three months ended September 30, 2008 to the three months ended September 30, 2009, primarily due to a decrease of $2.8 million in marketing and promotional spending, a decrease of $2.6 million in employee-related costs, primarily resulting from less headcount in sales and marketing and a decrease of $0.3 million in facilities and related costs.

Sales and marketing expenses decreased by $11.0 million, or 16%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, primarily due to a decrease of $6.7 million in employee-related costs, primarily resulting from less headcount in sales and marketing, a decrease of $3.4 million in marketing and promotional spending, a decrease of $0.4 million in outside services spending, a decrease of $0.3 million in facilities and related costs and a decrease of $0.2 million in travel and entertainment. We do not expect sales and marketing expenses to significantly change in the fourth quarter of 2009 as compared to the first three quarters of 2009, but actual sales and marketing spend could vary depending on changing market conditions, variable sales expenses related to bookings achievement, and perceived investment opportunities balanced against the company’s profitability goals.

Research and Development

The following table presents our research and development expenses for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Research and development	$6,343	$6,516	(3)%	$17,967	$17,975	0%
Percent of revenue	16%	22%		16%	23%

Research and development expenses consist primarily of expenses for research and development staff, the cost of certain third-party service providers and allocated overhead. There have been no significant changes in the level of spending from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 although we have invested in research and development offshore at lower overall total costs.

General and Administrative

The following table presents our general and administrative expenses for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
General and administrative	$6,016	$6,863	(12)%	$18,542	$19,905	(7)%
Percent of revenue	15%	23%		17%	25%

General and administrative expenses decreased by $0.8 million, or 12%, from the three months ended September 30, 2008 to the three months ended September 30, 2009, primarily due to a decrease of $0.6 million in professional services and a decrease of $0.2 million in employee-related costs due to lower headcount.

General and administrative expenses decreased $1.4 million, or 7%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, primarily due to a decrease of $1.8 million in professional and outside service costs, a decrease of $0.6 million in employee-related costs due to lower headcount, offset by an increase of $0.5 million in tax expense related to indirect tax and $0.5 million in bad debt expense.

Expenses related to legal settlement

For the three and nine months ended September 30, 2008 we recorded $1.3 million and $2.2 million, respectively, of legal expense associated with a law-suit filed against a competitor on March 11, 2008. In the fourth quarter of 2008, the parties to the law-suit signed an agreement resolving all claims and counterclaims in the actions and the Company recorded a pre-tax net gain at that time.

Interest Income and Other, Net

The following table presents our interest and other income, net for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Interest income and other, net	$210	$256	(18)%	$823	$1,625	(49)%
Percent of revenue	0%	1%		1%	2%

There have been no material changes in interest income and other, net expenses from the three months ended September 30, 2008 to the three months ended September 30, 2009. Interest income and other, net decreased by $0.8 million, or 50%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. The decrease is primarily due to realized and unrealized gains of $0.7 million on foreign exchange related to our accounts receivable balances in the nine months ended September 30, 2008 and lower interest rates on our cash and investment balances.

Provision for Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carry-forwards.

Further, compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities located in several countries. Our determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is not probable that an uncertain tax position will be sustained upon examination by a taxing authority. These estimates are subject to change.

Income tax expense for the three and nine months ended September 30, 2009 was $104,000 and $742,000, respectively, compared to $256,000 and $556,000, respectively, for the three and nine months ended September 30, 2008. The effective tax rates for 2009 and 2008 differ from the U.S. federal statutory rates of 34% primarily due to stock based compensation and other permanent tax adjustments, and foreign withholding taxes partially offset with foreign operational rate benefits.

Liquidity and Capital Resources

To date, substantially all of our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering and June 2008 follow-on offering of approximately $132 million, after deducting underwriting discounts and commissions and offering costs. Since the quarter ended December 31, 2008 we began to generate cash flow from operations and had net cash provided by operating activities in the nine months ended September 30, 2009. In October 2009, we completed a follow-on public offering raising approximately $203 million in net proceeds, after deducting underwriting discounts and commissions of $10.4 million and other offering expenses of approximately $0.6 million.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Net cash provided by (used in) operating activities	$7,204	$(12,704)
Net cash used in investing activities	(39,661)	(56,218)
Net cash provided by financing activities	3,491	28,230

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

Cash provided by operating activities in the nine months ended September 30, 2009 of $7.2 million primarily resulted from net loss of $10.0 million adjusted for certain non-cash items of $15.7 million (including depreciation, amortization, stock-based compensation and stock issued for services). In addition, the increase in cash provided by operating activities resulted from an increase of $11.2 million in deferred revenue, an increase of $2.0 million in accrued employee compensation (which would have been higher but we paid $1.2 million in quarterly bonuses that are generally paid on an annual basis), a decrease of $1.6 million in accounts receivable and an increase of $0.6 million in long-term taxes payable and other liabilities. These amounts were offset by a $5.8 million decrease in deferred commissions, $4.1 million increase in prepaid expenses and other assets and a $3.9 million decrease in accounts payable, accrued expenses and other current liabilities.

Net Cash Used in Investing Activities

We used $39.7 million in investing activities in the nine months ended September 30, 2009 primarily from $113.0 million of purchases of available-for-sale securities and $1.5 million of capital expenditures, offset by $74.5 million of maturity and sales of available-for-sale securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2009 was $3.5 million primarily due to proceeds from the exercise of stock options.

Capital Resources

With the net proceeds of our October 2009 follow-on public offering, we intend to make investments in technologies, applications, software or assets, and acquisitions of companies that complement our business. To the extent that existing cash and cash from operations are not sufficient to fund our future activities and acquisitions, we may need to raise additional funds through public or private equity or debt financing. We have no current agreements or commitments with respect to any material acquisitions, however, in the ordinary course of business we may engage in discussions at any time relating to possible acquisitions and investments, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

We do not have any special purpose entities and, other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a lesser portion of our expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of September 30, 2009 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $41.0 million and marketable securities of $70.9 million as of September 30, 2009. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist of high-grade government securities with maturities of less than one year. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s deficit. As of September 30, 2009, the average maturity of our investment portfolio is approximately 77 days; therefore the movement of interest rates should not have a material impact on our condensed consolidated balance sheet or statement of operations.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of September 30, 2009 using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movements in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of September 30, 2009. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement in interest rates would not result in a material loss in the fair values of our investment instruments.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal period since our inception in 2001. We experienced a net loss of $10.0 million during the nine months ended September 30, 2009. At September 30, 2009, we had an accumulated deficit of $216.2 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Despite recent moderation in spending, we still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, and operations costs, and expenses related to stock-based compensation and therefore we may continue to incur losses for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we could also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our historic revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

Current uncertainty in global economic conditions makes it particularly difficult to predict demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and are causing our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during these challenging economic times, our customers face issues gaining timely access to sufficient credit and decreasing cash flow, which are impacting their willingness to make purchases and their ability to make timely payments to us. Accordingly, we have experienced decreased sales and increased non-renewals, cancellations and requests for reductions in service. We cannot predict the timing, strength or duration of the economic slowdown or any subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors are having an adverse effect on demand for our application suite, including new bookings and renewal and upsell rates, on our ability to predict future operating results, and on our financial condition and operating results.

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

We have recently launched our business execution strategy and this strategy may not result in additional customers or revenues.

We recently launched our business execution product and marketing strategy in order to expand our reach beyond the people performance solutions market. We did this in part, because we believe that the market for business alignment software presents a significantly larger potential market opportunity than the market for people performance solutions. Based on our internal company analyses, without the use of independent market studies, we have estimated that the potential long-term worldwide business execution market may be as large as $35 billion, consisting of $16 billion for people performance solutions and $20 billion for business alignment solutions. These analyses are based on a number of assumptions that may vary materially from actual future results. These assumptions include user adoption by a substantial majority of the estimated current worldwide work force, with estimated long- term per user rates that are significantly higher than the current average per user rates. The business alignment solutions market is an emerging market, and therefore, its ultimate size and any share of this new market that we might obtain is inherently unpredictable and will likely be impacted by, among other factors, the breadth and depth of our business alignment solutions, the productivity enhancements realized by customers using these solutions and emergence of competitive solutions. It is possible that our assumptions and estimates as to market size could be incorrect and inaccurate or otherwise not come to fruition, in which case we may not realize the benefits of this anticipated market opportunity. Accordingly, you should not place undue reliance on these estimates.

We are still developing a full suite of business alignment solutions, and we will need to develop additional software solutions as well as content and best practices knowledge. Accordingly, we intend to continue to invest heavily in sales and marketing and product development and intend to pursue acquisitions to implement and execute on this strategy. These activities have required significant time and attention of our management and employees. We expect to incur significant expenses to pursue this strategy. We cannot assure you that these efforts will result in significant additional customers, revenues or profitability. Moreover, these efforts may adversely impact our existing business by diverting management attention and other resources. If we are not successful in these efforts, or if the market does not develop as we anticipate, our business will not grow as we expect and our future operating results could be negatively affected.

We intend to acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We intend to acquire or invest in businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as expense under FASB ASC 805-20 (SFAS 141R), Business Combinations.

•	diversion of management’s attention from other business concerns;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

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

We have experienced rapid changes in our headcount and operations in recent periods. For example, we grew from 188 employees at December 31, 2005 to 768 employees at September 30, 2008. We reduced our headcount in the fourth quarter of 2008 and had 616 employees as of September 30, 2009. We have increased the size of our customer base from 341 customers at December 31, 2005 to approximately 2,970 customers at September 30, 2009.

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

The market for our application suite depends on widespread adoption of business execution.

Widespread adoption of our solution depends on the widespread adoption of business execution by organizations. It is uncertain whether they will purchase software or on-demand applications for this function. Accordingly, we cannot assure you that an on-demand model for business execution will achieve and sustain the high level of market acceptance that is critical for the success of our business.

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

The market for business alignment and people performance applications is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry in some segments. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our application suite to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, Authoria, Inc., Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, Plateau Systems, Ltd., Salary.com, Inc., SAP AG, Softscape, Inc., StepStone Solutions GmbH, SumTotal Systems Inc., Taleo Corporation and Workday, Inc.

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

We currently host our application suite from four data centers—two located in the United States and two in Europe. We do not control the operation of any of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration and are subject to early termination rights in certain circumstances, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

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

As of October 30, 2009, we had approximately 71.5 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are now freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our “affiliates.” The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.

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

The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. We used approximately $39.7 million of the proceeds from this offering for investing activities during the nine months ended September 30, 2009. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital, potential capital expenditures, acquisitions and investing in available-for-sale securities.

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

Date: November 6, 2009

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