Form 10-Q
period 2010-03-31
SuccessFactors, Inc.
filed 2010-05-10
CIK 1402305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were approximately 72,402,333 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$102,604	$76,618
Marketable securities	234,774	246,629
Accounts receivable, net of allowance for doubtful accounts of $1,109 and $1,161, respectively	42,462	57,611
Deferred commissions	6,327	5,950
Prepaid expenses and other current assets	7,187	5,679

Total current assets	393,354	392,487
Restricted cash	928	931
Property and equipment, net	5,488	5,787
Deferred commissions, less current portion	8,665	9,233
Other assets	655	259

Total assets	$409,090	$408,697

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$459	$794
Accrued expenses and other current liabilities	7,533	7,220
Accrued employee compensation	8,522	14,546
Deferred revenue	163,091	160,356

Total current liabilities	179,605	182,916
Deferred revenue, less current portion	22,819	21,268
Long-term tax payable	1,608	1,643
Other long-term liabilities	273	367

Total liabilities	204,305	206,194
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 72,358 and 71,748 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	72	72
Additional paid-in capital	428,387	421,419
Accumulated other comprehensive (loss)	(123)	(89)
Accumulated deficit	(223,551)	(218,899)

Total stockholders’ equity	204,785	202,503

Total liabilities and stockholders’ equity	$409,090	$408,697

See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$43,776	$35,220
Cost of revenue	10,588	8,489

Gross profit	33,188	26,731

Operating expenses:
Sales and marketing	22,226	19,556
Research and development	7,725	5,551
General and administrative	7,495	7,244

Total operating expenses	37,446	32,351

Loss from operations	(4,258)	(5,620)
Interest income (expense) and other, net	(266)	132

Loss before provision for income taxes	(4,524)	(5,488)
Provision for income taxes	(128)	(194)

Net loss	$(4,652)	$(5,682)

Net loss per common share, basic and diluted	$(0.06)	$(0.10)

Shares used in computing net loss per common share, basic and diluted	72,008	56,315

See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,652)	$(5,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,273	1,067
Amortization of deferred commissions	2,083	1,776
Stock-based compensation expense	5,026	2,414
Gain on retirement of fixed assets	—	(64)
Changes in assets and liabilities:
Accounts receivable	15,149	9,019
Deferred commissions	(1,892)	(901)
Prepaid expenses and other current assets	(1,508)	(111)
Other assets	(396)	(181)
Accounts payable	(335)	952
Accrued expenses and other current liabilities	244	(1,837)
Accrued employee compensation	(6,024)	(1,741)
Long-term tax payable	(35)	140
Other liabilities	(87)	(161)
Deferred revenue	4,285	(2,003)

Net cash provided by operating activities	13,131	2,687

Cash flows from investing activities:
Restricted cash	3	29
Capital expenditures	(632)	(73)
Proceeds from sale of fixed assets	1	88
Purchases of available-for-sale securities	(34,459)	(55,674)
Proceeds from maturities of available-for-sale securities	26,100	26,849
Proceeds from sales of available-for-sale securities	20,000	546

Net cash provided by (used in) investing activities	11,013	(28,235)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,936	539
Principal payments on capital lease obligations	10	(9)

Net cash provided by financing activities	1,946	530

Effect of exchange rate changes on cash and cash equivalents	(104)	(68)

Net increase (decrease) in cash and cash equivalents	25,986	(25,086)
Cash and cash equivalents at beginning of period	76,618	69,859

Cash and cash equivalents at end of period	$102,604	$44,773

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$21	$—

Income taxes	$214	$112

See accompanying notes to unaudited condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, for any other interim period or for any other future year.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on February 26, 2010. There have been no significant changes in the Company’s critical accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including those related to revenue recognition, recoverability of accounts receivable, provision for income taxes, commission and bonus payments, fair values of marketable securities and the determination of the fair market value of stock options, including the use of forfeiture estimates. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.

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

The Company’s professional services include forms and workflow configuration, data integration, business process consulting and training related to the application suite. Professional services are generally sold in conjunction with the Company’s subscriptions, and the Company has determined that it does not have objective and reliable evidence of fair value for each element of its arrangements. As a result, professional services are not able to be accounted for separately from the Company’s subscriptions. As professional services do not qualify for separate accounting, the Company recognizes the professional services revenue together with the subscription

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

fees ratably over the noncancelable term of the subscription agreement, generally one to three years although terms can extend to as long as five years, commencing on the later of the start date specified in the subscription arrangement, the date the customer’s instance is provisioned (“initial access date”) or when all of the revenue recognition criteria have been met. The Company generally considers delivery to have occurred on the initial access date, which is the point in time that a customer is provided access to use the Company’s on-demand application suite. In the infrequent circumstance in which a customer of the Company has the contractual right to take possession of the software, the Company has determined that the customers would incur a significant penalty to take possession of the software. Therefore, these agreements have been accounted for as service contracts. Indirect taxes, including sales and use tax amounts and goods and service tax amounts, collected from customers have been recorded on a net basis.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription and other services described above and is recognized as revenue when all of the revenue recognition criteria are met. For subscription arrangements with terms of over one year, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, noncancelable subscription agreements. The Company’s professional services, are generally sold in conjunction with the subscriptions. The Company recognizes revenue from these other services, together with the subscriptions, ratably over the noncancelable term of the subscription agreement, which can extend to as long as five years. The portion of deferred revenue that the Company anticipates will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue. Current deferred revenue also includes subscription agreements with an initial access date that has not yet been determined. Upon determination of the initial access date timing of such arrangements, amounts estimated to be recognized after more than 12 months are reclassified to long term.

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

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with noncancelable subscription agreements and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, typically one to three years, with some agreements having durations of up to five years. The deferred commission amounts are recoverable from the future revenue streams under the noncancelable subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the noncancelable subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations. Deferred commissions associated with subscription agreements for which revenue recognition has not commenced as of March 31, 2010 are classified as long-term deferred commissions.

During the three months ended March 31, 2010, the Company capitalized $1.9 million of deferred commissions, and amortized $2.1 million of deferred commissions, to sales and marketing expense. As of March 31, 2010, deferred commissions on the Company’s condensed consolidated balance sheet totaled $15.0 million.

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

2. Recent Accounting Pronouncements

Effective January 2010, the Company adopted Accounting Standard Update No. 2010-06, “Fair Value Measurements and Disclosures”, which requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. The adoption of this accounting update did not have any impact on the Company’s condensed consolidated financial statements. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. This change will be effective January 1, 2011 and is not expected to have an impact on the Company’s unaudited condensed consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. It updates the existing multiple-element revenue arrangements guidance. The revised guidance primarily provides two significant changes: 1) requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of either vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices, and 2) eliminates the residual method to allocate the arrangement consideration. This standard will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating both the timing and method of our adoption of this standard. Upon adoption of this standard, the Company anticipates to account separately for professional services from subscription arrangements.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Cash, Cash Equivalents and Marketable Securities

The Company classifies its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income (expense). Interest on securities classified as available-for-sale is included as a component of interest income (expense).

Cash, cash equivalents and marketable securities as of March 31, 2010, consisted of the following (unaudited, in thousands):

	As of March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$8,208	$—	$—	$8,208
Cash equivalents:
Money market funds	34,805	—	—	34,805
U.S. Treasury bills and bonds	10,599	—	—	10,599
U.S. Government and Agency securities	21,396	—	—	21,396
Commercial paper	27,596	—	—	27,596

Total cash equivalents	94,396	—	—	94,396

Total cash and cash equivalents	102,604	—	—	102,604
Marketable securities:
U.S. Treasury bills and bonds	101,436	14	(1)	101,449
U.S. Government and Agency securities	131,283	28	(73)	131,238
Corporate debt securities	2,019	—	—	2,019
Marketable equity securities	50	18	—	68

Total marketable securities	234,788	60	(74)	234,774

Total cash, cash equivalents and marketable securities	$337,392	$60	$(74)	$337,378

The Company did not realize any significant gains or losses during the three months ended March 31, 2010. As of March 31, 2010, the stated maturities of the Company’s short term investments are (unaudited, in thousands):

As of March 31, 2010
Due within 1 year	$296,407
Due within 1 year through 5 years	32,695
Due within 5 years through 10 years	—
Due after 10 years	—

Total marketable debt securities	$329,102

The Company did not recognize any other-than-temporary impairments as of March 31, 2010. The Company did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater. Investments with unrealized losses for less than 12 months and their related fair values were as follows:

	As of March 31, 2010
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and Agency securities	$98,990	$(73)	$98,990	$(73)
U.S. Treasury bills and bonds	21,593	(1)	21,593	(1)

Total	$120,583	$(74)	$120,583	$(74)

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

The Company did not recognize any other-than-temporary impairments as of December 31, 2009. The Company did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater. Investments with unrealized losses for less than 12 months and their related fair values were as follows:

	As of December 31, 2009
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and Agency securities	$131,090	$(158)	$131,090	$(158)

Total	$131,090	$(158)	$131,090	$(158)

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2010 and December 31, 2009 consisted of (in thousands):

	As of March 31, 2010	As of December 31, 2009
	(unaudited)
Accrued royalties	$1,360	$1,136
Accrued partner referral fees	167	114
Indirect taxes	1,063	2,091
Accrued other liabilities	4,933	3,879

	$7,523	$7,220

Accrued employee compensation as of March 31, 2010 and December 31, 2009 consisted of (in thousands):

	As of March 31, 2010	As of December 31, 2009
	(unaudited)
Accrued bonuses payable	$2,660	$5,356
Accrued commissions payable	4,064	7,356
Accrued vacation	888	875
All other accrued employee compensation payable	910	959

	$8,522	$14,546

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

The Company measures cash equivalents, which consist of money market funds with original maturity dates of three months or less, and marketable securities, which consist of U.S. treasury bills, government and agency securities and marketable equity securities, at fair value. Cash equivalents and marketable securities are classified within Level 1 or Level 2. The Company prices Level 1 instruments using quoted market prices for transactions in active exchange markets involving identical assets. The Company prices Level 2 instruments using available market information through processes such as such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing for comparable instruments. As of March 31, 2010, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

The following table presents the cash equivalents and marketable securities carried at fair value as of March 31, 2010 (unaudited, in thousands):

		Fair Value Measurements Using
Assets:	As of March 31, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$34,805	$34,805	$—
U.S. Treasury bills and bonds	112,048	112,048	—
U.S. Government and Agency securities	152,634	—	152,634
Commercial paper	27,596	—	27,596
Corporate debt securities	2,019	—	2,019
Marketable equity securities	68	68	—

Total	$329,170	$146,921	$182,249

As of March 31, 2010 the Company reclassified $34,802 money market funds out of Level 2 into Level 1. The Company has determined Level 1 to be more appropriate, as these instruments are priced using the quoted market prices. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

Common Stock Options

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized on a straight line basis over the requisite service period, which, for the Company, is generally the vesting period. The following table presents stock-based compensation included in our consolidated statement of income:

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$603	$331
Sales and marketing	1,955	1,124
Research and development	875	285
General and administrative	1,593	674

	$5,026	$2,414

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended March 31, 2010 stock based compensation expense includes $1.6 million paid in lieu of cash bonuses to our senior management with the majority accounted for in general administrative for $759,000 and sales and marketing for $600,000. We did not capitalize any stock-based compensation related costs for the three months ended March 31, 2010 and 2009.

The fair value of options granted to employees during the quarters ended March 31, 2010 and 2009 were determined using the following weighted-average assumptions for employee grants:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Expected life from grant date (in years)	4.37	4.36
Risk-free interest rate	2.04%	1.72%
Expected volatility	65%	67%
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$10.17	$2.82

The following table summarizes the activity for the Company’s options for the three months ended March 31, 2010 (unaudited):

	Shares Subject to Options Outstanding	Weighted-Average Exercise Price per Share
	(Shares in thousands)
Balance at December 31, 2009	10,879	$6.58
Granted	478	19.47
Exercised (1)	(428)	4.28
Canceled/forfeited	(82)	8.70

Balance at March 31, 2010	10,847	$7.22

(1)	Includes previously early exercised option awards that vested during the period.

As of March 31, 2010, unrecognized compensation cost under the Company’s stock option plans for employee stock options was $18.0 million. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 2.26 years.

The following table summarizes the activity for the Company’s restricted stock units (RSUs) for the three months ended March 31, 2010 (unaudited):

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2009	1,390	$11.52
Granted	481	19.65
Vested	(175)	18.88
Forfeited	(10)	16.34

Unvested at March 31, 2010	1,686	$13.05

As of March 31, 2010, unrecognized compensation cost under the Company’s equity incentive plans for employee RSUs was $18.1 million. The unrecognized compensation cost is expected to be recognized over a weighted-average remaining vesting period of 3.32 years.

8. Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments, net of tax, and unrealized gain (loss) on marketable securities, net of tax, are included in accumulated other comprehensive (loss). The following table sets forth the calculation of comprehensive loss (unaudited, in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(4,652)	$(5,682)
Change in foreign currency translation (loss), net	(104)	(68)
Change in unrealized gain (loss) on marketable securities, net	70	(34)

Comprehensive loss	$(4,686)	$(5,784)

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including options and warrants. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. Securities that could potentially dilute basic EPS in the future as of March 31, 2010 and 2009 were 12.5 million and 12.7 million, respectively.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31, (unaudited)
	2010	2009
Net loss	$(4,652)	$(5,682)

Shares used in computing net loss per common share, basic and diluted	72,008	56,315

Net loss per common share, basic and diluted	$(0.06)	$(0.10)

10. Income Tax

Income tax expense for the quarter ended March 31, 2010 was $128,000 or 2.8% of pre-tax loss compared to $194,000, or 3.3% of pre-tax loss for the three months ended March 31, 2009. The effective tax rate for the first quarter of 2009 and 2010 differs from the U.S. federal statutory rate of 34% primarily due to stock based compensation, permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against the Company’s deferred tax assets.

11. Subsequent Event

On May 3, 2010, the Company announced that it had entered into a definitive agreement to acquire CubeTree, Inc., a provider of social media and collaboration software. Subject to the terms and conditions of the Agreement, SuccessFactors has agreed to acquire all of the outstanding capital stock and other securities of CubeTree for shares of SuccessFactors’ common stock having an aggregate value of approximately $20 million, subject to working capital and other adjustments (the “Consideration”). Subject to certain limitations set forth in the Agreement, the former stockholders of CubeTree will be eligible to receive a contingent cash payment on the three-year anniversary of the closing of the Merger (the “Closing”) or at such time as a change of control of SuccessFactors occurs (such earlier time, the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the Consideration issued at the closing and still held by former the CubeTree stockholders (the “Market Value”) is less than an amount equal to approximately $50 million, subject to the working capital and other adjustments above (the “Guaranteed Value”), SuccessFactors shall make a payment to such holders in an amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”). The aggregate Top-Up Payment will be reduced to the extent of any sale, transfer or other disposition of any of the Consideration (subject to certain limited exceptions). Such right to receive the Top-Up Payment will terminate in the event the value of the shares of the Consideration equals or exceeds approximately $50 million at any time prior to the Top-Up Payment Date. SuccessFactors will not assume any CubeTree stock options at Closing. Any unvested CubeTree stock options outstanding as of the Closing will be terminated at Closing and SuccessFactors will issue to holders of such terminated options restricted stock units of SuccessFactors with a value based on the ratio specified in the Agreement. The Company currently anticipates that this transaction will be consummated in the third quarter of 2010. It is expected the transaction will be accounted for as a purchase of a business.

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

Overview

SuccessFactors provides on-demand business execution software solutions that enable organizations to bridge the gap between business strategy and results. Our goal is to enable organizations to substantially increase employee productivity worldwide by enhancing our existing people performance solutions with business alignment solutions to enable customers to achieve business results. Our integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Execution Survey; Stack Ranker; Business Performance Accelerators; Employee Central; Metrics Navigator; Strategy Deployment and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. During the past twelve months our customer base has grown from 1,750 to more than 3,100 customers, across 60 industries in over 185 countries with more than 8 million end users.

We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 7% of revenue for the three months ended March 31, 2010. However, in the future we anticipate that revenue from channel partners will increase. For the three months ended March 31, 2010, we did not have any single customer that accounted for more than 5% of our revenue. The Company targets its sales and marketing efforts at large enterprises as well as small and mid-sized organizations.

Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the three months ended March 31, 2010, the percentage of our revenue generated from customers in the United States was 80%. We intend to continue to grow our international business. Accordingly, we expect the percentage of our revenue generated outside of the United States to continue to increase.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate our estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we consider our estimates of the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition

•	Accounting for Commission Payments

•	Accounting for Stock-Based Awards

•	Allowance for Doubtful Accounts

There have been no changes to our critical accounting policies since December 31, 2009.

Results of Operations

The following table presents certain financial data for the three month periods ended March 31, 2010 and 2009 as a percentage of revenue (unaudited):

	Three Months Ended March 31,
	2010	2009
Revenue	100%	100%
Cost of revenue	24	24

Gross margin	76	76

Operating expenses:
Sales and marketing	51	56
Research and development	18	16
General and administrative	17	21

Total operating expenses	86	93

Loss from operations	(10)	(17)
Interest income (expense) and other, net	(1)	1

Loss before provision for income taxes	(11)	(16)
Provision for income taxes	—	—

Net loss	(11)%	(16)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

The following table presents our revenue for the periods presented (unaudited):

	Three Months Ended March 31,
	2010	2009	Change
	(Dollars in thousands)
Revenue	$43,776	$35,220	24%

Revenue for the three months ended March 31, 2010 increased by $8.6 million, or 24%, as compared to the same period in 2009. The increase was primarily due to a $10.6 million increase in revenue from existing customers, which includes renewals and subscriptions for additional modules and end users, offset by a $2.0 million decrease in revenue from new customers. As of March 31, 2010, we had more than 3,100 customers, as compared to approximately 2,700 at March 31, 2009. In the future, we expect the revenue from existing customers to continue to increase at a higher rate than from new customers.

Revenue from customers in the United States accounted for $34.9 million, or 80%, of revenue in the three months ended March 31, 2010, compared to $29.4 million, or 84% of revenue, in the three months ended March 31, 2009.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue, gross profit and gross margin for the periods presented (unaudited):

	Three Months Ended March 31,
	2010	2009	Change
	(Dollars in thousands)
Revenue	$43,776	$35,220	24%
Cost of revenue	10,588	8,489	25%

Gross profit	$33,188	$26,731	24%

Gross margin	76%	76%

Cost of revenue increased by $2.1 million, or 25%, from the three months ended March 31, 2009 to the three months ended March 31, 2010, primarily due to an increase of $1.4 million in employee-related costs due to higher headcount, an increase of $0.2 million in data center costs, $0.2 million increase in professional and outside services and to a lesser extent an increase in travel and entertainment and license royalties and partner referral costs. Gross margin remained flat at 76% for the three months ended March 31, 2010 and 2009.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods presented (unaudited):

	Three Months Ended March 31,
	2010	2009	Change
	(Dollars in thousands)
Sales and marketing	$22,226	$19,556	14%
Percent of revenue	51%	56%

Sales and marketing expenses increased by $2.7 million, or 14%, from the three months ended March 31, 2009 to the three months ended March 31, 2010, primarily due to an increase of $3.2 million in employee-related costs, primarily resulting from higher headcount in sales and marketing, an increase of $0.5 million in travel and entertainment and $0.4 million increase in outside services. These increases were offset by a $1.4 million decrease in marketing and promotional spending. We expect sales and marketing spending to increase modestly for the rest of 2010 as we continue to expand our business on a worldwide basis.

Research and Development

The following table presents our research and development expenses for the periods presented (unaudited):

	Three Months Ended March 31,
	2010	2009	Change
	(Dollars in thousands)
Research and development	$7,725	$5,551	39%
Percent of revenue	18%	16%

Research and development expenses increased by $2.2 million, or 39%, primarily due to a $1.6 million increase in employee-related costs, resulting from higher headcount in research and development, as we continue to expand our offshore development efforts. In addition, there was an increase of $0.4 million in outside services and to a lesser extent an increase in allocated expenses and travel and entertainment. We expect research and development costs to increase for the rest of 2010, as we continue to expand our domestic and offshore research and development efforts.

General and Administrative

The following table presents our general and administrative expenses for the periods presented (unaudited):

	Three Months Ended March 31,
	2010	2009	Change
	(Dollars in thousands)
General and administrative	$7,495	$7,244	3%
Percent of revenue	17%	21%

General and administrative expenses increased by $0.3 million, or 3%, from the three months ended March 31, 2009 to the three months ended March 31, 2010, primarily due to an increase of $1.1 million in professional and outside services, primarily due to acquisition-related costs, an increase of $0.3 million in employee related costs, due to higher headcount in general and administrative and an increase of $0.1 million in travel and entertainment and offset by a decrease of $0.8 million in sale and use tax and a decrease of $0.4 million in bad debt expense. We expect general and administrative expense to increase at a faster pace in 2010 and future periods as we continue to invest in our business and potential acquisitions.

Interest Income (Expense) and Other, Net

The following table presents our interest and other income, net for the periods presented (unaudited):

	Three Months Ended March 31,
	2010	2009	Change
	(Dollars in thousands)
Interest income (expense) and other, net	$(266)	$132	(302)%
Percent of revenue	(1)%	1%

Interest income (expense) and other, net decreased from $0.1 million, for the three months ended March 31, 2009 to $(0.3 million) for the three months ended March 31, 2010. The decrease is primarily due to net foreign exchange loss of $0.4 million.

Provision for Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.

Further, compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. Our determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves when it is more likely than not that an uncertain tax position will be sustained upon examination by a taxing authority. These estimates are subject to change.

Income tax expense for the three months ended March 31, 2010 was $128,000, compared to $194,000 for the three months ended March 31, 2009. The effective tax rates for 2010 and 2009 differ from the U.S. federal statutory rates of 34% primarily due to stock based compensation and permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against the Company’s deferred tax assets.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Net cash provided by operating activities	$13,131	$2,687
Net cash provided by (used in) investing activities	11,013	(28,235)
Net cash provided by financing activities	1,946	530

Net Cash Provided By Operating Activities

Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business, increases in the number of customers using our subscription services and the amount and timing of customer payments. Cash provided by operating activities has historically resulted from losses from operations, changes in working capital accounts, offset by the add back of non-cash expense items such as depreciation, amortization and expense associated with stock-based compensation awards.

Cash provided by operating activities in the three months ended March 31, 2010 of $13.1 million primarily resulted from net loss of $4.7 million adjusted for certain non-cash items of $8.4 million (including stock-based compensation of $5.0 million of which $1.6 million was from stock issued in lieu of cash bonuses to certain executives of the Company, amortization of deferred commissions of $2.1 million and depreciation of $1.3 million). In addition, the increase in cash provided by operating activities resulted from a decrease of $15.1 million in accounts receivable and an increase of $4.3 million in deferred revenue. These increases were offset by $6.0 million decrease in accrued employee compensation, $1.9 million decrease in deferred commissions, $1.9 million increase in prepaid expenses and other assets and $0.2 million decrease in accounts payable, accrued expenses and other liabilities.

Net Cash Provided By (Used In) Investing Activities

Cash provided by investing activities in the three months ended March 31, 2010 of $11.0 million primarily resulted from proceeds from sales and maturities of available-for-sale securities of $46.1 million, offset by $34.5 million of purchases of available-for-sale securities and $0.6 million of capital expenditures.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the three months ended March 31, 2010 was $1.9 million primarily due to proceeds from the exercise of stock options.

Capital Resources

        We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, future acquisitions, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our application suite. Our capital expenditures for the rest of 2010 are expected to grow in line with business activities. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. On February 4, 2010, we announced that we had entered into a definitive agreement to acquire Inform, a privately held company focused on performance measurement and workforce planning software. We anticipate closing this transaction in July of 2010 and that we will pay approximately $25 million in cash and issue approximately 907,000 shares of common stock as consideration for 100% of the outstanding shares of Inform. On May 3, 2010, we announced that we had entered into a definitive agreement to acquire CubeTree, a leader in social software and collaboration. We anticipate closing this transaction in the third quarter of 2010 and that we will issue approximately $20.0 million worth of shares of our common stock plus contingent consideration as consideration for 100% of the outstanding shares of CubeTree. This contingent consideration, if payable, would be payable on the three year anniversary of the closing, or sooner upon certain changes in control of us. The transaction is expected to be accounted for as an acquisition of a business.

Off-Balance Sheet Arrangements

We do not have any special purpose entities and, other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a lesser portion of our expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2010 would not be material. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $102.6 million and marketable securities of $234.8 million as of March 31, 2010. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist of high-grade government securities, corporate debt securities and equity securities. Investments purchased with the original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s equity. As of March 31, 2010, the average maturity of our investment portfolio is approximately 146 days; therefore the movement of interest rates should not have a material impact on our condensed consolidated balance sheet or statement of operations.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of March 31, 2010 using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movements in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of March 31, 2010. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement in interest rates would not result in a material loss in the fair values of our investment instruments.

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

(a) Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have incurred significant losses in each fiscal period since our inception in 2001. We experienced a net loss of $4.7 million for the quarter ended March 31, 2010. At March 31, 2010 we had an accumulated deficit of $223.6 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Despite recent moderation in spending, we still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, and operations costs, expenses related to stock-based compensation and acquisition related charges arising from the proposed purchase of Inform Business Impact (“Inform”), CubeTree and other future acquisitions we may undertake and therefore we may continue to incur losses for the foreseeable future. In pursuing acquisitions, it is also likely that our operating expenses will increase. Furthermore, to the extent we are successful in increasing our customer base we could also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our historic revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

Current uncertainty in global economic conditions makes it particularly difficult to predict demand and other related matters and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend on worldwide economic conditions, which may remain depressed for the foreseeable future. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and may cause our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during these challenging economic times, our customers may face issues gaining timely access to sufficient credit and decreasing cash flow, which are impacting their willingness to make purchases and their ability to make timely payments to us. We cannot predict the timing, strength or duration of the economic slowdown or any subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could continue to have an adverse effect on demand for our application suite, including new bookings and renewal and upsell rates, on our ability to predict future operating results, and on our financial condition and operating results.

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

We are still developing a full suite of business execution solutions, and we will need to develop or acquire additional software solutions as well as content and best practices knowledge. Accordingly, we intend to continue to invest heavily in sales and marketing and product development and intend to pursue acquisitions to implement and execute on this strategy. These activities have required significant time and attention of our management and employees. We expect to incur significant expenses to pursue this strategy. We cannot assure you that these efforts will result in significant additional customers, revenues or profitability. Moreover, these efforts may adversely impact our existing business by diverting management attention and other resources. If we are not successful in these efforts, or if the market does not develop as we anticipate, our business will not grow as we expect and our future operating results could be negatively affected.

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

We entered into agreements to acquire two companies and expect to acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

We entered into agreements to acquire Inform and CubeTree, and we expect to acquire or invest in other businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

Although we have entered into agreements to acquire Inform and CubeTree, the closing of these acquisitions are subject to a number of closing conditions. Accordingly, we cannot assure you as to when these acquisitions will be completed. In addition, we cannot assure you that we will realize the anticipated benefits of these acquisitions.

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

We have experienced rapid changes in our headcount and operations in recent periods. For example, we grew from 188 employees at December 31, 2005 to 723 employees as March 31, 2010. We have increased the size of our customer base from 341 customers at December 31, 2005 to approximately 3,100 customers at March 31, 2010. In addition, Inform has approximately 120 employees and locations in Australia, the UK and the U.S. The growth in our customer base has placed, and any future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage organizational changes could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

As of March 31, 2010 we had approximately 72.3 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are now freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our “affiliates.” The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.

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

The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. As of March 31, 2010 we used approximately $40.5 million of the proceeds from this offering for working capital. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital, potential capital expenditures, acquisitions and investing in available-for-sale securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Document

10.1	Share Purchase Agreement dated February 4, 2010, by and among the Registrant, the Shareholders of Infohrm listed therein, the Guarantors listed therein and the Shareholders’ agent [1]

10.2	Description of Corporate Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as Exhibit 2.01 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuccessFactors, Inc.

By:	/s/ BRUCE FELT
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2010

EXHIBIT INDEX

Exhibit No.	Document

10.1	Share Purchase Agreement dated February 4, 2010, by and among the Registrant, the Shareholders of Infohrm listed therein, the Guarantors listed therein and the Shareholders’ agent [2]

10.2	Description of Corporate Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[2]	Previously filed as Exhibit 2.01 to the Registrant’s Current Report on Form 8-K filed on February 9, 2010.