Form 10-Q
period 2010-06-30
SuccessFactors, Inc.
filed 2010-08-09
CIK 1402305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were approximately 73,735,077 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$86,671	$76,618
Marketable securities	256,573	246,629
Accounts receivable, net of allowance for doubtful accounts of $1,050 and $1,161, respectively	46,210	57,611
Deferred commissions	6,205	5,950
Prepaid expenses and other current assets	9,040	5,679

Total current assets	404,699	392,487
Restricted cash	918	931
Property and equipment, net	5,661	5,787
Deferred commissions, less current portion	8,947	9,233
Other assets	805	259

Total assets	$421,030	$408,697

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,074	$794
Accrued expenses and other current liabilities	7,750	7,220
Accrued employee compensation	11,150	14,546
Deferred revenue	167,125	160,356

Total current liabilities	187,099	182,916
Deferred revenue, less current portion	24,687	21,268
Long-term tax payable	1,527	1,643
Other long-term liabilities	144	367

Total liabilities	213,457	206,194
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 72,957 and 71,748 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	73	72
Additional paid-in capital	435,594	421,419
Accumulated other comprehensive (loss)	(67)	(89)
Accumulated deficit	(228,027)	(218,899)

Total stockholders’ equity	207,573	202,503

Total liabilities and stockholders’ equity	$421,030	$408,697

See accompanying notes to unaudited condensed consolidated financial statements

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$46,844	$36,940	$90,619	$72,160
Cost of revenue	11,737	7,947	22,325	16,436

Gross profit	35,107	28,993	68,294	55,724

Operating expenses:
Sales and marketing	22,109	19,996	44,335	39,552
Research and development	8,926	6,073	16,651	11,624
General and administrative	8,212	5,282	15,706	12,526

Total operating expenses	39,247	31,351	76,692	63,702

Loss from operations	(4,140)	(2,358)	(8,398)	(7,978)
Interest income (expense) and other, net	(268)	481	(536)	613

Loss before provision for income taxes	(4,408)	(1,877)	(8,934)	(7,365)
Provision for income taxes	(67)	(444)	(194)	(638)

Net loss	$(4,475)	$(2,321)	$(9,128)	$(8,003)

Net loss per common share, basic and diluted	$(0.06)	$(0.04)	$(0.13)	$(0.14)

Shares used in computing net loss per common share, basic and diluted	72,645	56,754	72,328	56,536

See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,128)	$(8,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,605	1,960
Amortization of deferred commissions	4,241	3,614
Stock-based compensation expense	9,547	4,858
Loss on retirement of fixed assets	—	(65)
Changes in assets and liabilities:
Accounts receivable	11,401	8,448
Deferred commissions	(4,209)	(2,463)
Prepaid expenses and other current assets	(1,185)	(1,184)
Other assets	(545)	(103)
Accounts payable	280	(1,307)
Accrued expenses and other current liabilities	470	(2,578)
Accrued employee compensation	(3,396)	81
Long-term taxes payable	(116)	306
Other liabilities	(216)	36
Deferred revenue	10,187	26

Net cash provided by operating activities	19,936	3,626

Cash flows from investing activities:
Restricted cash	12	24
Advances to principal shareholders of Inform (see Note 11)	(2,175)	—
Capital expenditures	(1,782)	(348)
Proceeds from sale of fixed assets	1	88
Purchases of available-for-sale securities	(145,641)	(78,626)
Proceeds from maturities of available-for-sale securities	92,103	39,803
Proceeds from sales of available-for-sale securities	43,244	546

Net cash used in investing activities	(14,238)	(38,513)

Cash flows from financing activities:
Offering costs	(111)	—
Proceeds from exercise of stock options	4,733	2,049
Principal payments on capital lease obligations	—	(18)

Net cash provided by financing activities	4,622	2,031

Effect of exchange rate changes on cash and cash equivalents	(267)	62

Net increase (decrease) in cash and cash equivalents	10,053	(32,794)
Cash and cash equivalents at beginning of period	76,618	69,859

Cash and cash equivalents at end of period	$86,671	$37,065

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$5	$122

Income taxes	$84	$152

See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization

Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand business execution software solutions that enable organizations to bridge the execution gap between business strategy and results. The Company’s goal is to enable organizations to substantially increase employee productivity worldwide by enhancing its existing people performance solutions with business alignment solutions to enable customers to achieve business results. The Company’s integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Employee Profile; 360-Degree Review; Execution Survey; Stack Ranker; Business Performance Accelerators; Employee Central; Metrics Navigator; Strategy Deployment Solution and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in other regions in the United States, Europe, Asia, Canada and Latin America.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, for any other interim period or for any other future year.

The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on February 26, 2010. There have been no significant changes in the Company’s critical accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Company recorded adjustments during the three and six months ended June 30, 2010, which reduced net loss by $0.6 million and $0.9 million, respectively. These adjustments related to prior fiscal years and are expected to be immaterial to the estimated net loss for the fiscal year ending December 31, 2010.

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

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company’s professional services include forms and workflow configuration, data integration, business process consulting and training related to the application suite. Professional services are generally sold in conjunction with the Company’s subscriptions, and the Company has determined that it does not have objective and reliable evidence of fair value for each element of its arrangements. As a result, professional services are not accounted for separately from the Company’s subscriptions. As professional services do not qualify for separate accounting, the Company recognizes the professional services revenue together with the subscription fees ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years. Subscription terms commence on the later of the start date specified in the subscription arrangement, the date the customer’s instance is provisioned (“initial access date”) or when all of the revenue recognition criteria have been met. The Company generally considers delivery to have occurred on the initial access date, which is the point in time that a customer is provided access to use the Company’s on-demand application suite. In the infrequent circumstance in which a customer of the Company has the contractual right to take possession of the software, the Company has determined that the customers would incur a significant penalty to take possession of the software. Therefore, these agreements have been accounted for as service contracts. Indirect taxes, including sales and use tax amounts and goods and service tax amounts, collected from customers have been recorded on a net basis.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription and other services described above and is recognized as revenue when all of the revenue recognition criteria are met. For subscription arrangements with terms of over one year, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, noncancelable subscription agreements. The Company’s professional services, are generally sold in conjunction with the subscriptions. The Company recognizes revenue from these other services, together with the subscriptions, ratably over the contracted term of the subscription agreement, which can extend to as long as five years. The portion of deferred revenue that the Company anticipates will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue. Current deferred revenue also includes subscription agreements with an initial access date that has not yet been determined. Upon determination of the initial access date timing of such arrangements, amounts estimated to be recognized after more than 12 months are reclassified to non-current deferred revenue.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting the Company’s application suite, compensation and related expenses for data center, professional services staff and customer support staff, payments to outside service providers, allocated overhead and depreciation expenses, license royalties and partner referral fees. Allocated overhead includes rent, information technology costs and employee benefits costs.

Deferred Commissions

        Deferred commissions are the incremental costs that are directly associated with noncancelable subscription agreements and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, typically one to three years, with some agreements having durations of up to five years. The deferred commission amounts are recoverable from the future revenue streams under the noncancelable subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the noncancelable subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations. Deferred commissions associated with subscription agreements for which revenue recognition has not commenced as of June 30, 2010 are classified as long-term deferred commissions.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three and six months ended June 30, 2010, the Company capitalized $2.3 million and $4.2 million of deferred commissions, respectively, and amortized $2.2 million and $4.2 million, respectively, to sales and marketing expense. As of June 30, 2010, deferred commissions on the Company’s condensed consolidated balance sheet totaled $15.2 million.

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

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods thereafter. The Company has adopted the amended fair value disclosures guidance, except for the gross presentation of the Level 3 rollforward information, which it is not required to adopt until January 1, 2011.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. It updates the existing multiple-element revenue arrangements guidance. The revised guidance primarily provides two significant changes: (1) requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of either vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices, and (2) eliminates the residual method to allocate the arrangement consideration. This standard is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted. The Company intends to early adopt this new standard on July 1, 2010, with retrospective application to the first and second fiscal quarters of 2010. Upon adoption, the Company expects to account for its professional services separately from its subscriptions. While the Company is still unable to quantify the impact of adoption on its financial statements, it expects that revenue for the first two fiscal quarters of 2010 will increase and loss before provision for incomes taxes, net loss and net loss per share for the first two fiscal quarters of 2010 will decrease.

3. Cash, Cash Equivalents and Marketable Securities

The Company classifies its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Fair value is determined based on quoted market rates. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in earnings and reported as a component of interest income (expense). Interest on securities classified as available-for-sale is included as a component of interest income (expense).

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash, cash equivalents and marketable securities as of June 30, 2010, consisted of the following (unaudited, in thousands):

	As of June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$31,354	$—	$—	$31,354
Cash equivalents:
Money market funds	28,297	—	—	28,297
U.S. Treasury bills and bonds	3,400	—	—	3,400
Commercial paper	23,620	—	—	23,620

Total cash equivalents	55,317	—	—	55,317

Total cash and cash equivalents	86,671	—	—	86,671
Marketable securities:
U.S. Treasury bills and bonds	48,479	8	—	48,487
U.S. Government and Agency securities	190,588	192	(3)	190,777
Foreign government securities	5,117	—	—	5,117
Commercial paper	3,995	—	—	3,995
Corporate debt securities	8,141	—	(5)	8,136
Marketable equity securities	50	11	—	61

Total marketable securities	256,370	211	(8)	256,573

Total cash, cash equivalents and marketable securities	$343,041	$211	$(8)	$343,244

The Company did not realize any significant gains or losses during the three and six months ended June 30, 2010. As of June 30, 2010, the stated maturities of the Company’s marketable debt securities were (unaudited, in thousands):

As of June 30, 2010
Due within 1 year	$189,979
Due within 1 year through 5 years	66,533
Due within 5 years through 10 years	—
Due after 10 years	—

Total marketable debt securities	$256,512

The Company did not recognize any other-than-temporary impairments during the three and six months ended June 30, 2010. The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of June 30, 2010. Investments in unrealized loss positions for less than 12 months and their related fair value as of June 30, 2010 were as follows:

	As of June 30, 2010
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and Agency securities	$16,747	$(3)	$16,747	$(3)
Corporate debt securities	8,136	(5)	8,136	(5)

Total	$24,883	$(8)	$24,883	$(8)

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

The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of December 31, 2009. Investments in unrealized loss positions for less than 12 months and their related fair value as of December 31, 2009 were as follows:

	As of December 31, 2009
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and Agency securities	$131,090	$(158)	$131,090	$(158)

Total	$131,090	$(158)	$131,090	$(158)

As of December 31, 2009, the stated maturities of the Company’s marketable debt securities were (unaudited, in thousands):

As of December 31, 2010
Due within 1 year	$201,863
Due within 1 year through 5 years	44,705
Due within 5 years through 10 years	—
Due after 10 years	—

Total marketable debt securities	$246,568

4. Fair Value Measurements

The Company accounts for certain financial assets at fair value. The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

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

        The Company measures cash equivalents, which consist of money market funds with original maturity dates of three months or less, U.S. Treasury bills and bonds, U.S. Government and Agency securities, and Commercial Paper and marketable securities, which consist of U.S. treasury bills and bonds, government and agency securities, foreign government securities, commercial papers, corporate debt securities and marketable equity securities, at fair value. Cash equivalents and marketable securities are classified within Level 1 or Level 2. The Company prices its Level 1 instruments using quoted market prices

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

for transactions in active exchange markets involving identical assets, and prices its Level 2 instruments using available market information through processes such as such as benchmark curves, market valuations of like securities, sector groupings and matrix pricing for comparable instruments. As of June 30, 2010, the Company did not have any financial assets or liabilities classified within Level 3.

The following table presents cash equivalents and marketable securities, carried at fair value, as of June 30, 2010 (unaudited, in thousands):

		Fair Value Measurements Using
Assets:	As of June 30, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$28,297	$28,297	$—
U.S. Treasury bills and bonds	51,887	51,887	—
U.S. Government and Agency securities	190,777	—	190,777
Foreign government securities	5,117	—	5,117
Commercial paper	27,615	—	27,615
Corporate debt securities	8,136	—	8,136
Marketable equity securities	61	61	—

Total	$311,890	$80,245	$231,645

In March 2010, the Company reclassified $34.8 million of money market funds from Level 2 to Level 1, as the instruments were priced using quoted market prices.

The following table presents cash equivalents and marketable securities, carried at fair value, as of December 31, 2009 (unaudited, in thousands):

		Fair Value Measurements Using
Assets:	As of December 31, 2009	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$67,704	$6	$67,698
U.S. Treasury bills and bonds	115,478	115,478	—
U.S. Government and Agency securities	131,090	—	131,090
Marketable equity securities	61	61	—

Total	$314,333	$115,545	$198,788

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2010 and December 31, 2009 consisted of (unaudited, in thousands):

	As of June 30, 2010	As of December 31, 2009
Accrued royalties	$1,368	$1,136
Accrued taxes	1,019	2,091
Accrued other liabilities	5,363	3,993

	$7,750	$7,220

Accrued employee compensation as of June 30, 2010 and December 31, 2009 consisted of (unaudited, in thousands):

	As of June 30, 2010	As of December 31, 2009
Accrued bonuses payable	$3,919	$5,356
Accrued commissions payable	5,073	7,356
Accrued vacation	951	875
All other accrued employee compensation payable	1,207	959

	$11,150	$14,546

6. Commitments and Contingencies

The Company from time to time is involved in various legal proceedings arising in the normal course of its business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a future period.

7. Stock-Based Compensation

Stock Plans

In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan, and in November 2007 the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (collectively, the “Plans”). The Plans provide for the issuance of incentive and nonstatutory stock options to employees and non-employees of the Company, and the 2007 Equity Incentive Plan additionally provides for the issuance of restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Plans are generally for periods not to exceed ten years and must be issued at prices not less than 85% of the estimated fair value of the shares of common stock on the date of grant as determined by the Board of Directors. The Plans provide for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant. Options or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Common Stock Options

Stock-based compensation cost is measured at grant date, based on the fair value of the award on that date, and recognized on a straight line basis over the requisite service period, which, for the Company, is generally the vesting period. The following table presents stock-based compensation included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2010 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$677	$367	$1,280	$698
Sales and marketing	1,794	966	3,749	2,090
Research and development	722	307	1,597	592
General and administrative	1,328	804	2,921	1,478

	$4,521	$2,444	$9,547	$4,858

Stock-based compensation expense for the six months ended June 30, 2010 includes shares of common stock, with a fair value of $1.2 million, issued to the Company’s senior management in lieu of cash bonuses in March 2010. Of this amount, $0.6 million was included in general administrative, $0.4 million was included in sales and marketing and approximately $0.1 million was included each in cost of revenue and research and development for the six months ended June 30, 2010.

The fair value of options granted to employees during the three and six months ended June 30, 2010 and 2009 were determined using the following weighted-average assumptions for employee grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Expected life from grant date (in years)	4.00	4.36	4.18	4.36
Risk-free interest rate	1.71%	1.78%	1.88%	1.73%
Expected volatility	61%	73%	63%	68%
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$10.20	$4.55	$10.19	$3.10

The following table summarizes the activity for stock options for the six months ended June 30, 2010 (unaudited):

	Shares Subject to Options Outstanding	Weighted-Average Exercise Price per Share
	(Shares in thousands)
Balance at December 31, 2009	10,879	$6.58
Granted	948	20.42
Exercised	(996)	4.65
Canceled/forfeited	(205)	8.62

Balance at June 30, 2010	10,626	$7.96

As of June 30, 2010, unrecognized compensation expense under the Company’s stock option plans for employee stock options was $19.2 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.23 years.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the activity for restricted stock units (RSUs) for the six months ended June 30, 2010 (unaudited):

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2009	1,390	$11.52
Granted	1,093	20.54
Vested	(206)	19.21
Forfeited	(43)	17.02

Unvested at June 30, 2010	2,234	$15.12

As of June 30, 2010, unrecognized compensation expense under the Company’s equity incentive plans for employee RSUs was $26.1 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.29 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(4,475)	$(2,321)	$(9,128)	$(8,003)
Change in foreign currency translation loss, net	(163)	(130)	(267)	(62)
Change in unrealized gain (loss) on marketable securities, net	219	(6)	289	28

Comprehensive loss	$(4,419)	$(2,457)	$(9,106)	$(8,037)

9. Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including options and warrants. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. Securities that could potentially dilute basic EPS in the future as of June 30, 2010 and 2009 were 12.9 million and 12.3 million, respectively.

The following table sets forth the computation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(4,475)	$(2,321)	$(9,128)	$(8,003)

Shares used in computing net loss per common share, basic and diluted	72,645	56,754	72,328	56,536

Net loss per common share, basic and diluted	$(0.06)	$(0.04)	$(0.13)	$(0.14)

10. Income Tax

For the three and six months ended June 30, 2010, income tax expenses were approximately $67,000, or 1.5% of pre-tax loss and $194,000, or 2.2% of pre-tax loss, respectively. The effective tax rate for the three and six months ended June 30, 2010 differs from the U.S. federal statutory rate of 34% primarily due to stock based compensation, permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against the Company’s deferred tax assets.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Subsequent Events

On July 1, 2010, the Company completed the acquisition of Inform Business Impact (Inform), a leader in analytics and workforce planning, for $25.5 million in cash and 906,892 shares of common stock valued at approximately $15.0 million, plus performance related earn-out payments. The earn-out provides for the payment of up to approximately $15.0 million in shares of common stock upon the achievement of certain revenue targets. Of the 906,892 shares in stock consideration, 535,510 shares were issued at closing and 371,372 shares are being held in escrow for 18 months to secure indemnification obligations of the selling shareholders. In June 2010, the Company made a cash payment of $2.2 million to the principal shareholders of Inform, which was considered an advance payment against the purchase price of Inform. As of June 30, 2010, this amount was included in prepaid assets in the unaudited condensed consolidated balance sheet. This acquisition will be accounted for as a purchase of a business.

On July 20, 2010, the Company completed the acquisition of CubeTree, Inc., (CubeTree) a provider of social media and collaboration software, for 903,733 shares of the Company’s common stock valued at approximately $18.9 million, plus a future contingent cash payment based on the value of the Company’s common stock. Specifically, the contingent cash payment provides for the former stockholders of CubeTree to receive a cash payment on the three-year anniversary of the closing or at such earlier time as a change of control of the Company occurs (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $48.9 million (the “Guaranteed Value”), subject to adjustments, the Company shall make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”). The aggregate Top-Up Payment will be reduced to the extent of any sale, transfer or other disposition of any of the consideration (subject to certain limited exceptions). Such right to receive the Top-Up Payment will terminate in the event the value of the shares of the consideration paid at closing equals or exceeds approximately $48.9 million at any time prior to the Top-Up Payment Date. Of the 903,733 shares in stock consideration, 713,222 shares were issued at closing and 190,511 shares are being held in escrow for 18 months to secure indemnification obligations of the former stockholders. This acquisition will be accounted for as a purchase of a business. The contingent considerations will be recorded at fair value on the Company’s consolidated balance sheet as of the acquisition date of CubeTree, and remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense.

The Company is still in the process of measuring the fair value of the assets and liabilities acquired (including identifiable intangible assets) in these transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, including statements referencing our expectations relating to future revenue mix and growth; operating expenses and losses; the sufficiency of our cash balances and cash flows for the next 12 months; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 7% of revenue for the first half of 2010. However, in the future, we anticipate that revenue from channel partners will increase. For the first half of 2010, we did not have any single customer that accounted for more than 5% of our revenue. We target our sales and marketing efforts at large enterprises as well as small and mid-sized organizations.

Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the first half of fiscal 2010, approximately 79% of our revenue was generated from customers in the United States. We intend to continue to grow our international business, and have recently acquired Inform Business Impact (“Inform”), which is based in Australia. Accordingly, we expect the percentage of our revenue generated outside of the United States to continue to increase.

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

While we have experienced strong growth in revenues in recent periods, the overall global economy recently experienced a severe downturn, with the United States and many other countries experiencing slow overall growth in 2008, 2009 and into 2010. This weakening of the overall global economy has affected customers demand for our software and services. In fiscal 2010 we have seen some improvement in customers demand for our software and services and billings has grown in comparison to what we experienced in 2009. However, due to the ratable nature of our revenue stream, 2010 revenue will be strongly influenced by customer activity that occurred in 2009. As a result, we expect revenue growth to continue in 2010, but most likely at a slower rate of growth than we experienced in 2009 even if customer demand continues to improve. Beginning with the quarter ending September 30, 2010, we will also have revenue from the Inform acquisition as well as increased revenue from the adoption of a new accounting standard for arrangements with multiple deliverables. This new standard is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted. We intend to early adopt this new standard on July 1, 2010, with retrospective application to the first and second fiscal quarters of 2010. Historically, we have been unable to establish vendor specific objective evidence (VSOE) for each element in our revenue arrangements and therefore have accounted for our professional services and subscriptions as one unit of accounting with the arrangement fee being recognized over the noncancelable term of the subscription agreement, generally one to three years. Upon adoption of the new standard, we expect to allocate revenue to our professional services and subscriptions using the best estimated selling price and recognize revenue when the basic revenue recognition criteria for each element are met. While we are still unable to quantify the impact of adoption on our financial statements, we expect that revenue for the first two fiscal quarters of 2010 will increase and loss before provision for incomes taxes, net loss and net loss per share for the first two fiscal quarters of 2010 will decrease.

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

There have been no material changes to our critical accounting policies since December 31, 2009.

Results of Operations

The following table presents certain financial data for the three and six month periods ended June 30, 2010 and 2009 as a percentage of revenue (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	100%	100%	100%	100%
Cost of revenue	25	22	25	23

Gross margin	75	78	75	77

Operating expenses:
Sales and marketing	47	54	49	55
Research and development	19	16	18	16
General and administrative	18	14	17	17

Total operating expenses	84	84	84	88

Loss from operations	(9)	(6)	(9)	(11)
Interest income and other, net	(1)	1	(1)	1

Loss before provision for income taxes	(10)	(5)	(10)	(10)
Provision for income taxes	(0)	(1)	(0)	(1)

Net loss	(10)%	(6)%	(10)%	(11)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above

Revenue

The following table presents our revenue for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Revenue	$46,844	$36,940	27%	$90,619	$72,160	26%

Revenue increased by $9.9 million or 27% for the three months ended June 30, 2010 and increased by $18.5 million or 26% for the six months ended June 30, 2010, as compared to the corresponding periods of fiscal 2009. Our revenue consists of revenues from new customers which we define as companies that have never purchased from us before and existing customers which we define as companies that we have sold to before and are either renewing their subscriptions, purchasing additional modules and/or adding new users. Although we have seen growth in our customer base, we have experienced a decrease in revenue from new customers of $1.2 million in the three months ended June 30, 2010 and $3.2 million in the six months ended June 30, 2010, as compared to the corresponding periods of fiscal 2009. The revenue decline from new customers was primarily the result of several significant contracts entered into in late 2009 and early 2010 with new customers for which delivery of subscription access has not occurred yet and, therefore, revenue recognition has not begun. Revenue from existing customers increased by $11.1 million and $21.6 million for the three and six months ended June 30, 2010, respectively, when compared to the same periods in fiscal 2009. During the three and six months ended June 30, 2010, we continued to experience increasing levels of renewals and subscriptions of additional modules from our existing customers.

Revenue from customers in the United States accounted for approximately 79% of total revenue for both the three and six months ended June 30, 2010, respectively.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue, gross profit and gross margin for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Revenue	$46,844	$36,940	27%	$90,619	$72,160	26%
Cost of revenue	11,737	7,947	48%	22,325	16,436	36%

Gross profit	$35,107	$28,993	21%	$68,294	$55,724	23%

Gross margin	75%	78%		75%	77%

Cost of revenue for the three months ended June 30, 2010 increased by $3.8 million or 48% compared to the three months ended June 30, 2009. The increase in cost of revenue was primarily caused by increase in personnel costs of approximately $1.7 million due to headcount additions to support the growth in our professional services and customer support activities. Also contributing to the increase in cost of revenue were increases in professional and outside services of $0.9 million, data center costs of $0.4 million, and a combined increase of $0.8 million in license royalties, customer training related costs, depreciation expense and travel and entertainment costs.

Cost of revenue for the six months ended June 30, 2010 increased by $5.9 million or 36% compared to the six months ended June 30, 2009. The increase in cost of revenue was primarily due to headcount additions and additional investment in infrastructure to support our product delivery and related services, resulting in increases of $2.9 million in personnel costs, $1.1 million in outside services, $0.6 million in data center costs, $0.4 million in license royalties and partner referral fees, and a $0.8 million combined increase in customer training related costs, depreciation expense and travel and entertainment costs.

Gross margin for the three months ended June 30, 2010 was 75% compared to 78% in the corresponding period of fiscal 2009, and 75% for the six months ended June 30, 2010 compared to 77% in the corresponding period of fiscal 2009. The decrease in gross margin was primarily attributable to an overall increase in personnel costs, as we added additional headcount in our professional services and customer support functions throughout the first half of fiscal 2010 and due to the costs incurred on significant contracts which have not yet begun revenue recognition but for which we incur the professional services costs up front.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Sales and marketing	$22,109	$19,996	11%	$44,335	$39,552	12%
Percent of revenue	47%	54%		49%	55%

Sales and marketing expenses for the three months ended June 30, 2010 increased by $2.1 million or 11%, compared to the three months ended June 30, 2009. The increase in sales and marketing expenses primarily resulted from approximately $1.6 million increase in personnel costs attributable to an increase in our sales and marketing staff, an increase in commissions expense of $0.4 million attributable to the increase in revenue as well as an increase in our sales force, and a combined $0.6 million increase in travel and entertainment and outside services expenses. These increases were offset by a $0.5 million decrease in marketing and promotional spending during the second quarter of 2010 as compared to the corresponding period of fiscal 2009.

Sales and marketing expenses for the six months ended June 30, 2010 increased by $4.8 million or 12%, compared to the six months ended June 30, 2009. The increase was largely due to increases in our sales and marketing personnel, resulting in an increase of $3.6 million in personnel costs. In addition, we had an increase of $1.7 million in commission expense and a combined increase of $1.5 million in travel and entertainment and outside services expenses. These increases were offset by a $1.9 million decrease in marketing and promotional spending during the six months ended June 30, 2010 as compared to the corresponding period of fiscal 2009. We expect our sales and marketing expenses to increase in absolute dollars throughout the remainder of fiscal 2010, as we integrate the operations of our recently acquired companies and continue our efforts to grow our business.

Research and Development

The following table presents our research and development expenses for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Research and development	$8,926	$6,073	47%	$16,651	$11,624	43%
Percent of revenue	19%	16%		18%	16%

Research and development expenses for the three months ended June 30, 2010 increased by $2.9 million or 47%, compared to the three months ended June 30, 2009. The increase in research and development expenses was primarily due to a $1.5 million increase in personnel costs, resulting from higher headcount in our research and development staff driven by our efforts to expand our offshore development. Also contributing to the increase in research and development expenses were increases of $0.9 million in spending on outside service providers, and $0.3 million in allocated overhead costs.

Research and development expenses for the six months ended June 30, 2010 increased by $5.0 million or 43%, compared to the six months ended June 30, 2009. The majority of the increase in research and development expenses was caused by a $3.1 million increase in personnel costs primarily due to an increase in the size of our research and development staff driven by our efforts to expand our offshore development. In addition, spending on outside service providers increased by $1.3 million, travel and entertainment increased by $0.2 million and allocated overhead costs increased by $0.4 million for the six months ended June 30, 2010 compared to the corresponding period of fiscal 2009. We expect our research and development expenses to increase in absolute dollars throughout the remainder of fiscal 2010, as we integrate the operations of our recently acquired companies and continue our efforts to expand our development activities.

General and Administrative

The following table presents our general and administrative expenses for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
General and administrative	$8,212	$5,282	55%	$15,706	$12,526	25%
Percent of revenue	18%	14%		17%	17%

General and administrative expenses for the three months ended June 30, 2010 increased by $2.9 million or 55%, compared to the three months ended June 30, 2009. The increase in general and administrative expenses was primarily due to an increase of $1.7 million in professional and outside services fees largely attributable to acquisition-related costs, an increase of $1.4 million in personnel costs resulting from an increase in headcount in our general and administrative functions, and an increase of $0.3 million in bad debt expense. These increases were partially offset by a decrease of $0.6 million in indirect taxes.

General and administrative expenses for the six months ended June 30, 2010 increased by $3.2 million or 25%, compared to the six months ended June 30, 2009. The increase in general and administrative expenses was primarily due to an increase of $2.9 million in professional and outside services largely attributable to acquisition-related costs, an increase of $1.7 million in employee related costs resulting from an increase in headcount, partially offset by a decrease of $1.3 million in indirect taxes. We expect our general and administrative expenses to increase in absolute dollars throughout the remainder of fiscal 2010, as we integrate the operations of our recently acquired companies.

Interest Income (Expense) and Other, Net

The following table presents our interest and other income, net for the periods presented (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Interest income and other, net	$(268)	$481	(156)%	$(536)	$613	(187)%
Percent of revenue	(1)%	1%		(1)%	1%

Interest income (expense) and other, net decreased by $0.8 million for the three months ended June 30, 2010 and by $1.2 million for the six months ended June 30, 2010, as compared to the corresponding periods of fiscal 2009. The decreases were primarily due to net foreign exchange losses of $0.6 million and $1.1 million for the three and six months ended June 30, 2010, respectively, resulting from exposure of certain of our accounts receivable denominated in various foreign currencies to exchange rate fluctuations.

Provision for Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.

Further, compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of our legal entities that are located in several countries. Our determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we use a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. An uncertain tax position is considered effectively settled on completion of an examination by a taxing authority if certain other conditions are satisfied. These estimates are subject to change.

Income tax expense for the three and six months ended June 30, 2010 was $0.1 million and $0.2 million compared to $0.4 million and $0.6 million for the three and six months ended June 30, 2009. The effective tax rates for 2010 and 2009 differ from the U.S. federal statutory rates of 34% primarily due to stock based compensation and permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

To date, substantially all of our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed in the fourth quarter of 2007 of approximately $104.6 million, after deducting underwriting discounts and commissions and offering costs. In June 2008, we completed a public offering raising approximately $27.4 million in net proceeds after deducting underwriting discounts and commissions of $1.5 million and other offering expenses of approximately $0.6 million. In October 2009, we completed a follow-on public offering raising approximately $203.0 million in net proceeds, after deducting underwriting discounts and commissions of $10.4 million and other offering expenses of approximately $0.6 million. In addition, we have been generating cash flow from operations since the fourth quarter of 2008. In March 2010, we issued senior management RSUs, with a fair value of $1.2 million in lieu of cash bonuses that is accounted for as stock-based compensation expense for the six months ended June 30, 2010.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Net cash provided by operating activities	$19,936	$3,626
Net cash provided by used in investing activities	(14,238)	(38,513)
Net cash provided by financing activities	4,622	2,031

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

Cash provided by operating activities for the six months ended June 30, 2010 was $19.9 million and consisted of net loss of $9.1 million, adjusted by non-cash items of $16.4 million and cash provided by changes in assets and liabilities of $12.6 million. The increase in cash flow from changes in assets and liabilities of $12.6 million was primarily comprised of (i) a decrease of $11.4 million in accounts receivable primarily resulting from our cash collection efforts; (ii) an increase of $10.2 million in deferred revenue primarily due to increase in billings, partially offset by (iii) a $3.4 million decrease in accrued compensation due to payments of the 2009 year-end accrued bonuses during the first quarter of fiscal 2010 and commissions during the six months ended June 30, 2010, (iv) a $4.2 million increase in capitalized (deferred) commissions, and (v) an increase of $1.7 million in prepaid assets and other assets.

Net Cash Used in Investing Activities

Cash used in investing activities in the six months ended June 30, 2010 was $14.2 million, primarily consisted of $145.6 million of purchases of available-for-sale securities, $2.2 million advance payment to the principal shareholders of Inform and $1.8 million of capital expenditures, offset by proceeds from sales and maturities of available-for-sale securities of $43.2 million and $92.1 million, respectively.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2010 was $4.6 million, primarily consisted of proceeds from the exercise of stock options of $4.7 million, offset by $0.1 million of offering costs from the follow-on offering in the fourth quarter of 2009.

Capital Resources

We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, future acquisitions, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure and integrate Inform and CubeTree, and the continuing market acceptance of our application suite. Our capital expenditures for the rest of 2010 are expected to grow in line with business activities. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Commitments

On July 1, 2010, we completed the acquisition of Inform for $25.5 million in cash and 906,892 shares of common stock valued at approximately $15.0 million, plus performance related earn-out payments. The earn-out provides for the payment of up to approximately $15.0 million in shares of common stock upon the achievement of certain revenue targets. Of the 906,892 shares in stock consideration, 535,510 shares were issued at closing and 371,372 shares are being held in escrow for 18 months to secure indemnification obligations of the selling shareholders. In June 2010, we made a cash payment of $2.2 million to the principal shareholders of Inform, which was considered an advance payment against the purchase price of Inform. On July 20, 2010, we completed the acquisition of CubeTree, Inc. for 903,733 shares of common stock valued at approximately $18.9 million, plus a future contingent cash payment based on the value of our common stock. Specifically, the contingent cash payment provides for the former stockholders of CubeTree to receive a cash payment on the three-year anniversary of the closing or at such earlier time as a change of control of us occurs. This time is referred to as the “Top-Up Payment Date.” If, on the Top-Up Payment Date, the value of the consideration issued at the closing, or the “Market Value,” is less than approximately $48.9 million, or the “Guaranteed Value,” subject to adjustments, we would be obligated to make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value, or the “Top-Up Payment.” The aggregate Top-Up Payment will be reduced to the extent of any sale, transfer or other disposition of any of the consideration, subject to limited exceptions. This right to receive the Top-Up Payment will terminate in the event the value of the shares of the consideration paid at closing equals or exceeds approximately $48.9 million at any time prior to the Top-Up Payment Date. The contingent considerations will be recorded at fair value on our consolidated balance sheet as of the acquisition dates, and remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense.

Off-Balance Sheet Arrangements

We do not have any special purpose entities and, other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a lesser portion of our expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2010 would result in a loss of approximately $1.2 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $86.7 million and marketable securities of $256.6 million as of June 30, 2010. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risks. Our investments in marketable securities consist of high-grade government securities, corporate debt securities and equity securities. Investments purchased with the original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s equity. As of June 30, 2010, the average maturity of our investment portfolio was approximately 117 days; therefore the movement of interest rates should not have a material impact on our condensed consolidated balance sheet or statement of operations.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of June 30, 2010 using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movements in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of June 30, 2010. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement in interest rates would not result in a material loss in the fair values of our investment instruments.

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

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our other public filings. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or even all of your investment.

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal period since our inception in 2001. We experienced a net loss of $4.5 million for the quarter ended June 30, 2010. At June 30, 2010 we had an accumulated deficit of $228.0 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. Despite recent moderation in spending in 2009 and the first six months of 2010, as a percentage of revenue, compared to 2008 and prior, we still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, operations costs, expenses related to stock-based compensation and acquisition related charges arising from our acquisitions of Inform Business Impact, or Inform, and CubeTree, Inc., or CubeTree, and other future acquisitions we may undertake. Therefore, we may continue to incur losses for the foreseeable future. In pursuing acquisitions, it is also likely that our operating expenses will increase. Furthermore, to the extent we are successful in increasing our customer base we could also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our historic revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Because we recognize revenue from our customers over the term of their agreements but incur most costs associated with generating customer agreements up front, rapid growth in our customer base will result in increased losses.

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

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the initial contract term expires and also purchase additional modules or additional users. Our customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our renewal rates have been historically high, some of our customers have elected not to renew their agreements with us, and some are declining to renew as a result of the global economic downturn. Moreover, under some circumstances, some of our customers have the right to cancel their agreements prior to the expiration of the term.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our application suite, our customer support, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of economic downturns, including the global economic downturn, and global economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional modules or users, our revenue may decline, and we may not realize significantly improved operating results from our customer base.

We launched our business execution strategy and this strategy may not result in additional customers or revenues.

We launched our business execution product and marketing strategy in order to expand our reach. We did this in part, because we believe that the market for business execution software presents a significantly larger potential market opportunity than the market for people performance solutions. This belief is based on a number of assumptions that may vary materially from actual future results. These assumptions include user adoption by a substantial majority of the estimated current worldwide work force, with estimated long-term per user rates that are significantly higher than the current average per user rates. The business execution solutions market is an emerging market, and therefore, its ultimate size and any share of this new market that we might obtain is inherently unpredictable and will likely be impacted by, among other factors, the breadth and depth of our solutions, the productivity enhancements realized by customers using these solutions and emergence of competitive solutions. It is possible that our assumptions and estimates as to market size could be incorrect and inaccurate or otherwise not come to fruition, in which case we may not realize the benefits of this anticipated market opportunity. Accordingly, you should not place undue reliance on these estimates.

We are still developing a full suite of business execution solutions, and we will need to develop or acquire additional software solutions as well as content and best practices knowledge. Accordingly, we intend to continue to invest heavily in sales and marketing and product development and intend to pursue acquisitions to implement and execute on this strategy. These activities have required significant time and attention from our management and employees. We expect to incur significant expenses to pursue this strategy. We cannot assure you that these efforts will result in significant additional customers, revenues or profitability. Moreover, these efforts may adversely impact our existing business by diverting management attention and other resources. If we are not successful in these efforts, or if the market does not develop as we anticipate, our business will not grow as we expect and our future operating results could be negatively affected.

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

We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, PeopleClick Authoria, Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, Plateau Systems, Ltd., Salary.com, Inc., SAP AG, Softscape, Inc., StepStone Solutions, SumTotal Systems Inc., Taleo Corporation and Workday, Inc. With our recent acquisitions, we have expanded our product and feature offerings. These additional products and features compete with those offered by additional companies, including large public companies such as Google, Jive Software, IBM’s Cognos, Microsoft’s SharePoint Solutions, Salesforce.com. These additional products and features also compete with smaller private companies such as Jive Software and Socialtext.

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

We recently made several acquisitions and expect to acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.

We recently acquired several companies, and we expect to acquire or invest in other businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other indefinite lived intangible assets, which must be assessed for impairment at least annually. Also, contingent considerations related to the acquisitions will be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.

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

Our operations involve the storage and transmission of our customers’ confidential information, and security breaches could expose us to a risk of loss of this information, litigation, indemnity obligations and other liability. While we have administrative, technical, and physical security measures in place, and we contractually require third parties to whom we transfer data to have appropriate security measures, if our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers’ data, including personally identifiable information regarding users, our reputation could be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. We may be exposed to a greater risk of security breaches as a result of our recent acquisitions of Inform and CubeTree because they may use security measures and other systems that are different and less secure than ours. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.

Because our application suite collects, stores and reports personal information of job applicants and employees, privacy concerns could result in liability to us or inhibit sales of our application suite.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that apply to us. Because many of the features of our application suite collect, store and report on personal information, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business.

Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our application suite and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our application suite particularly in certain industries and foreign countries.

We have experienced rapid changes in our organization in recent periods. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced rapid changes in our headcount and operations in recent periods, particularly in certain industries and in international markets. For example, we grew from 188 employees at December 31, 2005 to 741 employees at June 30, 2010. We have increased the size of our customer base from 341 customers at December 31, 2005 to approximately 3,150 customers at June 30, 2010. In addition, Inform has approximately 120 employees and locations in Australia, the United Kingdom and the U.S. and CubeTree has approximately 20 employees in the U.S. The growth in our customer base has placed, and any future growth will place, a significant strain on our management, administrative, operational, legal and financial compliance infrastructure. Our success will depend in part on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage organizational changes could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Failure to adequately expand and ramp our direct sales force and develop and expand our indirect sales channel will impede our growth.

We will need to continue to optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand and ramp our direct sales force and engage additional third-party channel partners, both domestically and internationally. Identifying and recruiting these people and entities and training them in the use of our application suite require significant time, expense and attention. This expansion will require us to invest significant financial and other resources. We typically have no long-term agreements or minimum purchase commitments with any of our channel partners, and our agreements with these channel partners do not prohibit them from offering products or services that compete with ours. Our business will be seriously harmed if our efforts to expand and ramp our direct sales force and expand our indirect sales channels do not generate a corresponding significant increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business. In addition, if our channel partners increasingly offer products or services that compete with ours, or fail to become as knowledgeable of our products or to provide adequate customer support, this could impair our ability to sell our products and harm our customer relationships and reputation.

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

The market for on-demand applications is at an early stage of development, and these applications may not achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of organizations to increase their use of on-demand applications. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand applications. We have encountered customers in the past that have been unwilling to subscribe to our application suite because they could not install it on their premises. Other factors that may affect the market acceptance of on-demand applications include:

•	perceived security capabilities and reliability;

•	perceived concerns about ability to scale operations for large enterprise customers;

•	concerns with entrusting a third party to store and manage critical employee data; and

•	the level of configurability or customizability of on-demand applications.

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

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Fluctuations in our quarterly financial results may be caused by a number of factors, including, but not limited to, those listed below:

•	our ability to attract new customers;

•	customer renewal rates;

•	the extent to which customers increase or decrease the number of modules or users upon any renewal of their agreements;

•	the effects of changes in global economic conditions and announcements of economic data and government initiatives to address the global economic downturn;

•	the level of new customers as compared to renewal customers in a particular period;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the mix of customers between small, mid-sized and enterprise customers;

•	changes in our pricing policies or those of our competitors;

•	changes in currency exchange rates;

•	seasonal variations in the demand for our application suite, which has historically been highest in the fourth quarter of the year;

•	the amount and timing of operating expenses, particularly sales and marketing, related to the maintenance and expansion of our business, operations and infrastructure;

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

We believe that our quarterly results of operations, including the levels of our revenue and changes in deferred revenue, may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of any one quarter as an indication of future performance. In addition, an increased emphasis on quarterly results may not result in our achievement of long-term business strategies.

The market for our application suite among large enterprise customers may be limited if they require customized features or functions that we do not intend to provide.

Prospective large enterprise customers may require customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, then the market for our application suite will be more limited among these types of customers and our business could suffer. In addition, supporting large enterprise customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our application suite, these customers may not renew their subscriptions, seek to terminate their relationship, renew on less favorable terms, fail to purchase additional modules or for additional users or assert claims against us. If any of these were to occur, our revenue may decline, and we may not realize significantly improved operating results from our customer base.

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. For large enterprises, a purchase decision may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

We depend on our management team, particularly our Chief Executive Officer and our development personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers, particularly our Chief Executive Officer, and other key employees, including key sales and development personnel. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our application suite and technologies.

Many of our personnel do not have employment arrangements that require these personnel to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, teamwork, passion for customers and focus on execution. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels and otherwise adversely affect our future success.

Our growth depends in part on the success of our strategic relationships with third parties.

        We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation partners. Identifying partners, negotiating and documenting relationships with them require significant time and resources as does integrating third-party content and technology. Our agreements with technology and content providers are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their products or services or to prevent or reduce subscriptions to our application suite either by disrupting our relationship with existing customers or by limiting our ability to win new customers. In addition, global economic conditions could adversely affect the businesses of our partners, and it is possible that they may not be able to devote the additional resources we expect to the relationship.

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

We currently host our application suite from five data centers—two in the United States, two in Europe, and one in China. With our recent acquisitions, we acquired additional data centers. As we continue to add data centers and add capacity in our existing data centers, we may transfer data to other locations. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Interruptions in our service or data loss or corruption may cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. Data transfers may also subject us to regional data privacy laws that apply to the transmission of customer data across international borders.

We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration and are subject to early termination rights in certain circumstances, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

We also depend on access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers for any reason, we could experience disruption in delivering our application suite or we could be required to retain the services of a replacement bandwidth provider.

Our operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers were to experience a major power outage, we would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business.

If our application suite becomes unavailable or otherwise fails to perform properly, our reputation and customer relationships could be harmed, our market share could decline and we could be subject to liability claims.

The software used in our application suite is inherently complex and may contain material defects or errors. Any defects in product functionality or that cause interruptions in the availability of our application suite could result in:

•	lost or delayed market acceptance and sales;

•	breach of warranty or other contract breach or misrepresentation claims;

•	sales credits or refunds to our customers;

•	loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.

The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability of our application suite could be interrupted by a number of factors, including customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or variability in user traffic for our application suite. We may be required to issue credits or refunds or indemnify or otherwise be liable to our customers or third parties for damages they may incur resulting from certain of these events. In addition to potential liability, if we experience interruptions in the availability of our application suite, our reputation could be harmed and we could lose customers.

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

If we are not able to develop enhancements and new features that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing application suite and to introduce new features. The success of any enhancement or new product depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any new feature or module that we develop or acquire may not be introduced in a timely or cost-effective manner, contain defects or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to successfully develop or acquire new features or modules or to enhance our existing application suite to meet customer requirements, our business and operating results will be adversely affected.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. We have added employees, offices and customers internationally as a result of our acquisition of Inform and increased presence in Europe. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the United States. Because of our limited experience with international operations, we cannot assure that our international expansion efforts will be successful or that returns on such investments will be achieved in the future.

In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

•	our lack of familiarity with commercial and social norms and customs in international countries which may adversely affect our ability to recruit, retain and manage employees in these countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;

•

local laws and regulations that may be more difficult for us to interpret and apply than domestic laws and regulations, and legal systems in which the ability to enforce or protect our rights may be different or less effective than in the United States and in which the ultimate result of dispute resolution is more difficult to predict;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	higher employee costs and difficulty in terminating non-performing employees;

•	differences in work place cultures;

•	unexpected changes in regulatory requirements;

•	the need to adapt our application suite for specific countries;

•	our ability to comply with differing technical and certification requirements outside the United States;

•	tariffs, export controls and other non-tariff barriers such as quotas and local content rules;

•	more limited protection for intellectual property rights in some countries;

•	adverse tax consequences;

•	fluctuations in currency exchange rates;

•	restrictions on the transfer of funds; and

•	new and different sources of competition.

Our failure to manage any of these risks successfully could harm our existing and future international operations and seriously impair our overall business.

Because competition for our target employees is intense, we may not be able to attract and retain the quality employees we need to support our planned growth.

Our future success will depend, to a significant extent, on our ability to attract and retain high quality personnel. Despite the economic downturn, competition for qualified management, technical and other personnel is intense, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, our ability to grow our business could be harmed.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on patent, copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our products and services. We currently have a few issued patents.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, we may receive claims that our application suite and underlying technology infringe or violate the claimant’s intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or application suite. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs to resolve claims or litigation, whether or not legitimately or successfully asserted against us, which could include royalty payments in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our use of open source and third-party technology could impose limitations on our ability to commercialize our application suite.

We use open source software in our application suite. Although we try to monitor our use of open source software, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our application suite. In such event, we could be required to seek licenses from third parties in order to continue offering our application suite, to re-engineer our technology or to discontinue offering our application suite in the event re-engineering cannot be accomplished on a timely basis, any of which could cause us to breach contracts, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business, operating results and financial condition. We also incorporate certain third-party technologies into our application suite and may desire to incorporate additional third-party technologies in the future. Licenses to new third-party technology may not be available to us on commercially reasonable terms, or at all.

Changes in laws and/or regulations related to the Internet or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the use of the Internet as a commercial medium. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as ours and reduce the demand for our application suite.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. In addition, the SEC and Congress are proposing additional significant corporate governance-related rules. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Our failure to adequately comply could subject us to liability, costly regulatory or other investigations, claims or litigation.

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

As of June 30, 2010 we had approximately 72.9 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are now freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our “affiliates.” The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Industry analysts that currently cover us may cease to do so, which could negatively impact the trading price for our stock. In the event one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

The market price of our common stock is likely to be volatile and could decline.

Stock markets in general and the market for technology-related stocks in particular have been highly volatile. As a result, the market price of our stock is likely to be similarly volatile, and investors in our stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.

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

The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. As of June 30, 2010, we used approximately $40.5 million of the proceeds from this offering for working capital. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital, potential capital expenditures, acquisitions, including our acquisition of Inform, and investing in available-for-sale securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuccessFactors, Inc.

By:	/S/ BRUCE FELT
Bruce Felt
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2010

Exhibit Index

Number	Document

10.1	Agreement and Plan of Merger by and among SuccessFactors, Inc., Congo Acquisition Corp., Congo Acquisition LLC, CubeTree, Inc. and Gus Tai, as Stockholders’ Agent dated as of May 3, 2010[1]

10.2	Amended Offer Letter with James Larson dated May 27, 2010 ..[2]

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2010.
[2]	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010.