Form 10-Q
period 2010-09-30
SuccessFactors, Inc.
filed 2010-11-09
CIK 1402305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 1, 2010, there were approximately 75,954,339 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$66,572	$76,618
Marketable securities	267,782	246,629
Accounts receivable, net of allowance for doubtful accounts of $889 and $1,161, respectively	56,118	57,611
Deferred commissions	6,329	5,950
Prepaid expenses and other current assets	8,671	5,679

Total current assets	405,472	392,487
Restricted cash	1,033	931
Property and equipment, net	6,992	5,787
Goodwill	63,041	—
Intangible assets, net	38,253	—
Deferred commissions, less current portion	10,968	9,233
Other assets	477	259

Total assets	$526,236	$408,697

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,328	$794
Accrued expenses and other current liabilities	11,074	7,220
Accrued employee compensation	16,468	14,546
Deferred revenue	190,119	160,356
Contingent consideration	5,557	—

Total current liabilities	225,546	182,916
Deferred revenue, less current portion	15,968	21,268
Long-term tax payable	1,678	1,643
Contingent consideration, less current portion	25,209	—
Other long-term liabilities	1,054	367

Total liabilities	269,455	206,194
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 75,386 and 71,748 shares issued and outstanding, respectively	76	72
Additional paid-in capital	480,986	421,419
Accumulated other comprehensive income (loss)	3,017	(89)
Accumulated deficit	(227,298)	(218,899)

Total stockholders’ equity	256,781	202,503

Total liabilities and stockholders’ equity	$526,236	$408,697

See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Subscription and support	$41,638	$30,595	$116,153	$87,857
Professional services and other	9,898	8,090	29,621	22,988

Total revenue	51,536	38,685	145,774	110,845
Cost of revenue
Subscription and support	7,613	4,539	18,901	12,699
Professional services and other	8,861	4,292	19,899	12,568

Total cost of revenue	16,474	8,831	38,800	25,267

Total gross profit	35,062	29,854	106,974	85,578

Operating expenses:
Sales and marketing	25,166	19,573	69,585	59,125
Research and development	11,048	6,343	27,699	17,967
General and administrative	9,180	6,016	24,877	18,542
Revaluation of contingent consideration	(3,056)	—	(3,056)	—

Total operating expenses	42,338	31,932	119,105	95,634

Loss from operations	(7,276)	(2,078)	(12,131)	(10,056)
Interest income and other, net	4,754	210	4,218	823

Loss before provision for income taxes	(2,522)	(1,868)	(7,913)	(9,233)
Provision for income taxes	(292)	(104)	(486)	(742)

Net loss	$(2,814)	$(1,972)	$(8,399)	$(9,975)

Net loss per common share, basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.18)

Shares used in computing net loss per common share, basic and diluted	74,618	57,292	73,100	56,791

See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,399)	$(9,975)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,074	2,915
Amortization of deferred commissions	6,552	5,399
Stock-based compensation expense	15,388	7,419
Gain (loss) on retirement/impairment of fixed assets	76	(63)
Amortization of intangibles	1,482	—
Revaluation of contingent consideration	(3,056)	—
Changes in assets and liabilities, excluding acquired assets and liabilities:
Accounts receivable	3,278	1,584
Deferred commissions	(8,666)	(5,837)
Prepaid expenses and other current assets	(2,813)	(3,771)
Other assets	(218)	(324)
Accounts payable	585	(1,751)
Accrued expenses and other current liabilities	2,470	(2,135)
Accrued employee compensation	1,314	1,961
Long-term taxes payable	36	555
Other liabilities	(8)	8
Deferred revenue	20,855	11,219

Net cash provided by operating activities	32,950	7,204

Cash flows from investing activities:
Restricted cash	(2)	197
Acquisitions, net of cash acquired	(26,089)	—
Capital expenditures	(3,196)	(1,524)
Proceeds from sale of fixed assets	1	88
Purchases of available-for-sale securities	(272,733)	(112,957)
Proceeds from maturities of available-for-sale securities	154,353	73,989
Proceeds from sales of available-for-sale securities	96,500	546

Net cash used in investing activities	(51,166)	(39,661)

Cash flows from financing activities:
Offering costs	(111)	—
Proceeds from exercise of stock options	10,948	3,518
Principal payments on capital lease obligations	—	(27)

Net cash provided by financing activities	10,837	3,491

Effect of exchange rate changes on cash and cash equivalents	(2,667)	145

Net decrease in cash and cash equivalents	(10,046)	(28,821)
Cash and cash equivalents at beginning of period	76,618	69,859

Cash and cash equivalents at end of period	$66,572	$41,038

See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Organization

Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand business execution software solutions that enable organizations to bridge the execution gap between business strategy and results. The Company’s goal is to enable organizations to substantially increase employee productivity worldwide by enhancing its existing people performance solutions with business alignment solutions to enable customers to achieve business results. The Company’s integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Inform; Employee Profile; 360-Degree Review; Execution Survey; Calibration and Stack Ranker; Business Performance Accelerators; Employee Central; Metrics Navigator; Express; Strategy Deployment Solution; CubeTree, and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in other regions in the United States, Europe, Asia, Canada and Latin America.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, for any other interim period or for any other future year.

The unaudited condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on February 26, 2010. The Company’s accounting policies have changed from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in the areas of Revenue Recognition, Goodwill, Acquired Intangible Assets and Contingent Consideration, as discussed further below.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including those related to revenue recognition, recoverability of accounts receivable, provision for income taxes, commission and bonus payments, fair values of marketable securities, fair value of acquired intangible assets, fair value of acquisition related contingent considerations and the determination of the fair market value of stock options, including the use of forfeiture estimates. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue Recognition

Revenue consists of subscription fees for the Company’s software and support and fees for the provision of professional services. The Company’s customers do not have the contractual right to take possession of software in substantially all of the transactions. Instead, the software is delivered through the cloud from the Company’s hosting facilities. In the infrequent circumstance in which a customer of the Company has the contractual right to take possession of the software, the Company has determined that the customers would incur a significant penalty to take possession of the software. Therefore, these arrangements are treated as service agreements. The Company commences revenue recognition when all of the following conditions are met:

•	Persuasive evidence of an arrangement;

•	Subscription or services have been delivered to the customer;

•	Collection of related fees is reasonably assured; and

•	Related fees are fixed or determinable.

Additionally, if an agreement contains non-standard acceptance or requires non-standard performance criteria to be met, the Company defers revenues until these conditions are satisfied. Signed agreements are used as evidence of an arrangement. The Company assesses cash collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. If the Company determines that collectability is not reasonably assured, the Company defers the revenue recognition until collectability becomes reasonably assured, generally upon receipt of cash. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company’s arrangements are typically noncancelable, though customers typically have the right to terminate their agreement for cause if the Company fails to perform.

The Company recognizes the total contracted subscription revenue ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years. Subscription terms commence on the later of the start date specified in the subscription arrangement, the date the customer’s module is provisioned or when all of the revenue recognition criteria have been met. The Company generally considers delivery to have occurred upon provisioning of the module, which is the point in time that a customer is provided access to use the Company’s on-demand application suite. Indirect taxes, including sales and use tax amounts and goods and service tax amounts, collected from customers have been recorded on a net basis.

The Company’s professional services include forms and workflow configuration, data integration, business process consulting and training related to the application suite and are short-term in nature. Professional services are generally sold in conjunction with the Company’s subscriptions. Historically, the Company recognized professional services revenue together with subscription fees ratably over the contracted term of the subscription agreement. Upon the adoption of new accounting guidance on multiple-deliverable revenue arrangements (as discussed below), the Company began separately accounting for revenue on professional services.

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which amended the accounting guidance for multiple-deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each deliverable if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

The Company early-adopted this accounting guidance and has retrospectively applied its provisions to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company’s fiscal year).

Prior to the adoption of ASU 2009-13, the Company determined that it did not have objective and reliable evidence of fair value for each deliverable of its arrangements. As a result, the Company accounted for subscription and professional services revenue

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

as one unit of account and recognized the total arrangement fee ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years. Upon adoption of ASU 2009-13, the Company accounts for subscriptions and professional services revenue as separate units of account and allocates revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. Since VSOE and TPE are not available for the Company’s subscription or professional services, the Company uses ESP. The ESP for each deliverable is determined primarily by considering the weighted average sales price as well as other factors, including, but not limited to, gross margin objectives and pricing practices. Revenue allocated to subscription is recognized over the subscription term. Revenue allocated to professional services is recognized as services are completed.

Subscription and support revenues for the three and nine months ended September 30, 2010 were $41.6 million and $116.2 million, respectively, with the adoption of ASU 2009-13, as compared to revenues of $41.7 million and $115.3 million for the same periods had the Company not adopted ASU 2009-13. Professional services revenues for the three and nine months ended September 30, 2010 were $9.9 million and $29.6 million, respectively, with the adoption of ASU 2009-13, as compared to revenues of $7.7 million and $24.7 million for the same periods had the Company not adopted ASU 2009-13. The increase of $0.9 million in the nine months ended September 30, 2010 in subscription and support revenue was primarily due to earlier commencement of revenue recognition upon delivery (provision) of specific subscription deliverables of an arrangement instead of upon delivery of all deliverables as required under the previous accounting guidance, and the increase of $2.2 million for the three months and $4.9 million for the nine months on professional services revenue was primarily due to earlier recognition of revenue upon completion of work instead of ratable over the contracted term of the subscription agreement. The Company will continue to recognize professional services on all contracts entered into prior to January 1, 2010, ratably over the subscription period.

The Company expects that the adoption of ASU 2009-13 will result in an increase in revenue for the remainder of fiscal 2010. The Company is not able to reasonably estimate the amount of the increase in revenue, as the impact will depend on the nature and size of new or materially modified arrangements.

The Company early adopted this accounting guidance in the third quarter of fiscal 2010, for applicable arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company’s fiscal year). Therefore the previously reported quarterly results have been retrospectively adjusted to reflect the adoption as of the beginning of fiscal year 2010.

Selected Condensed Consolidated Statements of Operations Data

For Three Months Ended March 31, 2010 and June 30, 2010

(dollars and shares in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31, 2010			Three Months Ended June 30, 2010
	With adoption of ASU 2009-13	As previously reported	Impact of adoption of ASU 2009-13	With adoption of ASU 2009-13	As previously reported	Impact of adoption of ASU 2009-13
Revenue:
Subscription and support	$36,145	$35,860	$285	$38,370	$37,781	$589
Professional services and other	8,590	7,916	674	11,133	9,063	2,070

Total revenue	44,735	43,776	959	49,503	46,844	2,659

Loss before income taxes	(3,581)	(4,524)	943	(1,809)	(4,408)	2,599

Net loss	$(3,709)	$(4,652)	$943	$(1,876)	$(4,475)	$2,599

Net loss per common share, basic and diluted	$(0.05)	$(0.06)	$0.01	$(0.03)	$(0.06)	$0.03

Shares used in computing net loss per common share, basic and diluted	72,008	72,008	—	72,645	72,645

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue and deferred revenue as reported as of and for the quarter ended September 30, 2010 and the Company’s estimate of revenue and deferred revenue that would have been reported if the transactions entered into or materially modified during the quarter ended September 30, 2010 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As of and for the three months ended September 30, 2010
	As reported	Under previous accounting guidance	Impact of adoption of ASU 2009-13
Revenue:
Subscription and support	$41,638	$41,651	$(13)
Professional services and other	9,898	7,694	2,204

Total revenue	$51,536	$49,345	$2,191

Total deferred revenue	$206,087	$208,278	$(2,191)

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription and other services described above and is recognized as revenue when all of the revenue recognition criteria are met. For subscription arrangements with terms of over one year, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, noncancelable subscription agreements. The Company’s professional services are generally sold in conjunction with the subscriptions. Historically, the Company recognized professional services revenue together with subscription fees ratably over the contracted term of the subscription agreement. Upon adoption of ASU 2009-13, the Company began separately accounting for subscription and professional services revenues. The portion of deferred revenue that the Company anticipates will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue. Current deferred revenue also includes subscription agreements for which the subscription delivery (provision) start date has not yet been determined. Upon determination of the initial access date timing of such arrangements, amounts estimated to be recognized after more than 12 months are reclassified to non-current deferred revenue.

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

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with noncancelable subscription agreements and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, typically one to three years, with some agreements having durations of up to five years. The deferred commission amounts are recoverable from the future revenue streams under the noncancelable subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the noncancelable subscription and professional services arrangements that they should be recorded as an asset and charged to expense over the same period that the associated subscription or professional services revenue is recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations. Deferred commissions related to subscription agreements for which revenue recognition has not commenced as of September 30, 2010 are classified as long-term deferred commissions.

During the three and nine months ended September 30, 2010, the Company capitalized $4.5 million and $8.7 million of deferred commissions, respectively, and amortized $2.2 million and $6.6 million, respectively, to sales and marketing expense. As of September 30, 2010, deferred commissions on the Company’s unaudited condensed consolidated balance sheet totaled $17.3 million. The adoption of ASU 2009-13 resulted in increases in commission expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, primarily to due to the matching of commission expenses to the associated revenues under the new accounting guidance, resulting in earlier recognition of deferred commissions in some arrangements. The impact of ASU 2009-13 on commission expense for the three months ended March 31, 2010 and June 30, 2010 was not material.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Identified Intangible Assets

Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, tradenames and trademarks which are generally amortized on a straight-line basis over the periods of benefit, ranging from two to ten years. The Company performs a quarterly review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There were no impairment charges related to identified intangible assets during the three and nine months ended September 30, 2010.

Goodwill

The Company performs a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The impairment test is performed by determining our fair value based on estimated discounted future cash flows and considering the market price of our common stock. If the Company’s carrying value, as a one reporting unit entity, is less than its fair value, then the fair value is allocated to all of our assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire the Company. The excess of the fair value over the amounts assigned to our assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company did not record any charges related to goodwill impairment during the three and nine months ended September 30, 2010.

Contingent Considerations

The Company estimates the fair value of the acquisition-related contingent considerations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair values of the contingent considerations are remeasured at each reporting period, with any changes in the value recorded as income or expense, and such remeasurments resulted in a gain of approximately $3.0 million for the three and nine months ended September 30, 2010. The potential undiscounted amount of all future cash payments that the Company could be required to make under the contingent consideration is between $0 and $62.9 million as of September 30, 2010.

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

2. Recent Accounting Pronouncements

In January 2010, the FASB issued additional guidance on fair value disclosures. The new guidance clarifies two existing disclosure requirements and requires two new disclosures as follows: (1) a “gross” presentation of activities (purchases, sales, and settlements) within the Level 3 rollforward reconciliation, which will replace the “net” presentation format; and (2) detailed disclosures about the transfers in and out of Level 1 and 2 measurements. This guidance is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods thereafter. The Company has adopted the amended fair value disclosures guidance, except for the gross presentation of the Level 3 rollforward information, which it is not required to adopt until January 1, 2011.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Business Combination

The Company completed the following business combinations during fiscal 2010:

•

On July 1, 2010, the Company acquired Inform Business Impact (“Inform”), a leader in business analytics and workforce planning software, for $25.6 million in cash and 906,892 shares of common stock valued at approximately $12.9 million, of which 371,372 shares are held in escrow, plus performance related earn-out payments with a fair value of $5.3 million. This acquisition was not considered material to the Company.

•

On July 13, 2010, the Company acquired Epista Software A/S (“YouCalc”), a provider of real-time analytics and reporting software for $3.2 million in cash, plus earn-out payments in shares of common stock with a fair value of $1.5 million. This acquisition was not considered material to the Company.

•

On July 20, 2010, the Company acquired CubeTree, Inc., (“CubeTree”) a provider of social media and collaboration software, for 903,733 shares of common stock valued at approximately $18.9 million, of which 190,511 shares are held in escrow, plus a future contingent cash payment with a fair value of $27.8 million. This acquisition was deemed to be the acquisition of a “significant” business as defined under Regulation S-X.

Each of these acquisitions was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The total purchase price for each acquisition was comprised of the following (unaudited, amounts in thousands, except shares):

	Shares Issued	Purchase Consideration	Net tangible assets acquired/(liabilities assumed)	Purchased intangible assets	Goodwill
Inform	906,892	$43,838	$(1,412)	$23,900	$21,350
YouCalc	—	4,676	(20)	3,710	986
CubeTree	903,733	46,653	67	8,120	38,466

Total	1,810,625	$95,167	$(1,365)	$35,730	$60,802

The total purchase consideration for these business combinations included one, or both, of cash consideration and shares of the Company’s common stock. Transaction costs associated with the business combinations completed in fiscal 2010 were expensed as incurred, and such transaction costs were $0.5 million and $2.1 million for the three and nine months ended September 30, 2010 and are included general and administrative expenses on the unaudited condensed consolidated statement of operations.

The initial purchase price allocation is preliminary. Changes to amounts recorded as assets or liabilities, such as tax assets and liabilities, may result in a corresponding adjustment to goodwill. The goodwill recorded in connection with the Company’s business combinations is primarily related to the ability of the acquired companies to develop new products and technologies in the future and expected synergies to be achieved in connection with the acquisitions. The goodwill recognized is not expected to be deductible for income tax purposes, except for approximately $1.0 million of goodwill related to the YouCalc acquisition.

In connection with the business combinations, the Company agreed to pay certain amounts contingent upon the achievement of agreed-upon milestones, as follows:

•

The Company agreed to pay additional cash consideration on a sliding scale of up to $15.0 million to the former shareholders of Inform to incent overachievement during the first two twelve month periods subsequent to the acquisition date. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $5.3 million, estimated based on the present value of the expected payments over each of the two twelve month periods. The valuation method used to estimate the fair value of the contingent consideration arrangement was based on significant inputs that are not observable in the market (Level 3 inputs), with key assumptions including (i) varying probability of achieving different levels of invoiced amounts, and (ii) discount rate based on the prime lending rate as of the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration is between $0 and $15.0 million and this will be measured on a quarterly basis and any changes in contingent consideration will be recorded as an adjustment to contingent consideration and an offsetting increase or decrease to expense. As of September 30, 2010, there were no changes to the estimated fair value of the contingent consideration, to the assumptions used to the estimate the fair

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

value and to the range of outcomes. In addition, the Company agreed to make additional cash payments of up to $5.0 million to the former shareholders of Inform based upon their continued employment with the Company for two years, as of the close of the transaction. The Company did not record any acquisition-related liabilities in connection with this arrangement, as it is considered compensatory in nature, and therefore, it is being recognized as compensation expense over the requisite two-year service period. The Company recognized $0.6 million of compensation expense related to this arrangement for both the three and nine months ended September 30, 2010.

•

The Company agreed to issue up to 98,290 shares of common stock to the former shareholders of YouCalc upon the achievement of certain product development and performance milestones. As of the acquisition date, the Company estimated the fair value of the common stock on a publicly-traded basis to be approximately $2.0 million, based on $20.35 per share. The shares issued under the contingent consideration will be locked-up from trading for a period of 18 months following the issuance date. As a result, the fair value of the contingent consideration arrangement of $1.5 million, as of the acquisition date, reflects an appropriate discount for lack of marketability, which was estimated using a Finnerty option model. The valuation method used to estimate the fair value of the contingent consideration arrangement was based on significant inputs that are not observable in the market (Level 3 inputs), with key assumptions including (i) expected lock-up period, (ii) volatility based on the Company’s historical volatility and the volatility implied by traded options on the Company’s common stock, (ii) probability of achieving the milestones, and (iv) a likely issuance date of 9 months after the date of acquisition. The potential shares that the Company could be required to issue under the contingent consideration arrangement is between zero and 98,290 shares. The fair value of the contingent consideration of $1.5 million is included in equity on the Company’s consolidated condensed balance sheet as of September 30, 2010.

•

The Company agreed to pay additional cash consideration of up to approximately $47.9 million to the former shareholders of CubeTree on the three-year anniversary of the closing or at such earlier time as a change of control of the Company occurs (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the consideration issued at the closing (the “Market Value”) is less than approximately $47.9 million or $53.01 per share (the “Guaranteed Value”), subject to adjustments, the Company shall make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”). The aggregate Top-Up Payment will be reduced to the extent of any sale, transfer or other disposition of any of the consideration (subject to certain limited exceptions). Such right to receive the Top-Up Payment will terminate in the event the value of the shares of the consideration paid at closing equals or exceeds approximately $47.9 million or $53.01 per share at any time prior to the Top-Up Payment Date. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $27.7 million, using the Monte Carlo Simulation approach. This valuation method was based on significant inputs that are not observable in the market (Level 3 inputs), with key assumptions including (i) expected term of three years, (ii) rate of return based on the yield on the three year U.S. Treasury bill (iii) volatility based on the Company’s historical stock price volatility and the volatility implied by traded options in the company’s common stock, and (iv) strike price of $53.01. As of September 30, 2010, the potential undiscounted amount of the payment that the Company could be required to make on the Top-Up Payment Date is between $0 and approximately $47.9 million. On a quarterly basis the Company will determine the value of the stock and any changes in contingent consideration will be recorded as an adjustment to contingent consideration. For both the three and nine months ended September 30, 2010, the Company recorded income of approximately $3.1 million related to change in the fair value of the contingent consideration. The business combinations in 2010 contributed $2.1 million of the Company’s revenue for both the three and nine months ended September 30, 2010 and contributed $3.4 million of net loss for both the three and nine months ended September 30, 2010

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and CubeTree, which was considered a “significant” (as defined in Regulation SX) acquisition for the purposes of unaudited pro forma financial information disclosure, as though the companies were combined as of the beginning of each period presented. The pro forma financial information for all periods presented also includes the business combination accounting effects resulting from the CubeTree acquisition including amortization charges from acquired intangible assets and stock-based compensation charges for unvested restricted stock-based awards, as though the Company and CubeTree were combined as of January 1, 2010. The related tax effect was insignificant. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of CubeTree had taken place as of the beginning of each period presented.

The unaudited pro forma financial information combines the historical results of the Company and CubeTree for the three and nine months ended September 30, 2010 and 2009, adjusted for the pro forma items discussed above.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$51,536	$38,685	$145,870	$110,845
Net loss	$(2,814)	$(3,266)	$(12,417)	$(13,526)
Net loss per common share and diluted	$(0.04)	$(0.05)	$(0.15)	$(0.21)

4. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (unaudited, in thousands):

	As of September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$18,965	$—	$—	$18,965
Cash Equivalents:
Money market funds	19,029	—	—	19,029
Commercial paper	28,578	—	—	28,578

Total cash equivalents	47,607	—	—	47,607

Total cash and cash equivalents	66,572	—	—	66,572

Marketable securities:
U.S. Treasury bills and bonds	7,998	1	—	7,999
U.S. Government and Agency securities	210,431	222	(9)	210,644
Foreign government securities	5,084	12	—	5,096
Commercial paper	11,994	—	—	11,994
Corporate debt securities	31,966	22	(9)	31,979
Marketable equity securities	50	20	—	70

Total marketable securities	267,523	277	(18)	267,782

Total cash, cash equivalents and marketable securities	$334,095	$277	$(18)	$334,354

The Company did not realize any significant gains or losses during the three and nine months ended September 30, 2010. As of September 30, 2010, the stated maturities of the Company’s marketable debt securities were (unaudited, in thousands):

As of September 30, 2010
Due within 1 year	$173,508
Due within 1 year through 5 years	94,204
Due within 5 years through 10 years	—
Due after 10 years	—

Total marketable debt securities	$267,712

The Company did not recognize any other-than-temporary impairments during the three and nine months ended September 30, 2010. The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of September 30, 2010. Investments in unrealized loss positions for less than 12 months and their related fair value as of September 30, 2010 were as follows (unaudited, in thousands):

	As of September 30, 2010
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and Agency securities	$16,582	$(9)	$16,582	$(9)
Corporate debt securities	13,079	(9)	13,079	(9)

Total	$29,661	$(18)	$29,661	$(18)

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

The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of December 31, 2009. Investments in unrealized loss positions for less than 12 months and their related fair value as of December 31, 2009 were as follows (in thousands):

	As of December 31, 2009
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and Agency securities	$131,090	$(158)	$131,090	$(158)

Total	$131,090	$(158)	$131,090	$(158)

As of December 31, 2009, the stated maturities of the Company’s marketable debt securities were (in thousands):

As of December 31, 2009
Due within 1 year	$201,863
Due within 1 year through 5 years	44,705
Due within 5 years through 10 years	—
Due after 10 years	—

Total marketable debt securities	$246,568

5. Fair Value Measurements

The Company accounts for certain financial assets and liabilities at fair value. The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

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

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents cash equivalents, marketable securities, and acquisition-related contingent consideration carried at fair value, as of September 30, 2010 (unaudited, in thousands):

		Fair Value Measurements Using
	As of September 30, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents:
Money market funds	$19,029	$19,029	$—	$—
Commercial paper	28,578	—	28,578	—

Total cash and cash equivalents	$47,607	$19,029	$28,578	$—

Marketable securities:
U.S. Treasury bills and bonds	$7,999	$7,999	$—	$—
U.S. Government and Agency securities	210,644	—	210,644	—
Foreign government securities	5,096	—	5,096	—
Commercial paper	11,994	—	11,994	—
Corporate debt securities	31,979	—	31,979	—
Marketable equity securities	70	70	—	—

Total marketable securities	$267,782	$8,069	$259,713	$—

Liabilities:
Contingent consideration	$30,766	$—	$—	$30,766

In March 2010, the Company reclassified $34.8 million of money market funds from Level 2 to Level 1, as the instruments were priced using quoted market prices.

The following table presents cash equivalents and marketable securities, carried at fair value, as of December 31, 2009 (in thousands):

		Fair Value Measurements Using
Assets:	As of December 31, 2009	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash Equivalents:
Money market funds	$67,704	$6	$67,698

Marketable securities:
U.S. Treasury bills and bonds	$115,478	$115,478	$—
U.S. Government and Agency securities	131,090	—	131,090
Marketable equity securities	61	61	—

Total marketable securities	$246,629	$115,539	$131,090

Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of highly liquid investments in money market mutual funds, and commercial paper and bonds with original maturities of three months or less. The carrying value of cash equivalents as of September 30, 2010 and December 31, 2009 was $47.6 million and $67.7 million, respectively. The carrying value approximates fair value as of September 30, 2010 and December 31, 2009.

Marketable securities, which are classified as available for sale as of September 30, 2010, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquisition-related Contingent Consideration

The Company estimates the fair value of the acquisition-related contingent considerations using various valuation approaches including; the Monte Carlo Simulation approach, Finnerty option model and discounted cash flow model. The contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The unrealized gains and losses related to the contingent considerations were included in operating expenses on the unaudited condensed consolidated statement of operations.

The following tables present a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2010 (unaudited, in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Balance as of December 31, 2009	$—
Contingent considerations issued in business combinations	33,822
Total change in fair value (1)	(3,056)

Balance as of September 30, 2010	$30,766

(1)	Amount includes the effects of foreign currency translation of approximately $0.7 million at September 30, 2010.

6. Goodwill

Goodwill consisted of the following (unaudited, in thousands):

Balance at December 31, 2009	—
Additions	$60,802
Other adjustments	2,239

Balance at September 30, 2010	$63,041

Other adjustments represent foreign currency translation, as the functional currencies of the Company’s foreign subsidiaries, where goodwill is recorded, are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end. Adjustments are included in other comprehensive income (loss).

7. Purchased Intangible Assets

The following tables present details of the intangible assets acquired through business combinations during fiscal 2010 (unaudited, in thousands, except years):

	Weighted- Average Useful Life (in Years)	Gross (1)	Accumulated Amortization	Net (1)
Technology	7	$37,428	$(1,382)	$36,046
Customer relationships	5	1,154	(50)	1,104
Trademark and tradename	5	1,153	(50)	1,103

Total purchased intangible assets with finite lives		$39,735	$(1,482)	$38,253

(1)	Amounts include the effects of foreign currency translation of approximately $4.0 million at September 30, 2010.

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 30, 2010, the Company expects amortization expense in future periods to be as follows (unaudited, in thousands):

2010	$1,792
2011	7,168
2012	7,091
2013	6,823
2014	5,087
thereafter	10,292

Total	$38,253

The following table presents the amortization of purchased intangible assets (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Technology	$1,382	$—	$1,382	$—
Customer relationships	50	—	50	—
Trademark and Tradename	50	—	50	—

	$1,482	$—	$1,482	$—

Of these amounts, $1.4 million and $0.1 million were included in cost of revenue (subscription and support) and sales and marketing expenses for both the three and nine months ended September 30, 2010, respectively. There was no amortization of purchased intangibles recorded for the three and nine months ended September 30, 2009.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2010 and December 31, 2009 consisted of (unaudited, in thousands):

	As of September 30, 2010	As of December 31, 2009
Accrued royalties	$1,572	$1,136
Accrued taxes	1,915	2,091
Accrued other liabilities	7,587	3,993

	$11,074	$7,220

Accrued employee compensation as of September 30, 2010 and December 31, 2009 consisted of (unaudited, in thousands):

	As of September 30, 2010	As of December 31, 2009
Accrued bonuses payable	$5,170	$5,356
Accrued commissions payable	7,872	7,356
Accrued vacation	1,733	875
All other accrued employee compensation payable	1,693	959

	$16,468	$14,546

9. Commitments and Contingencies

The Company from time to time is involved in various legal proceedings arising in the normal course of its business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse effect on the Company’s results of

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

operations, cash flows or financial position. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a future period.

10. Stock-Based Compensation

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

Common Stock Options

Stock-based compensation cost is measured at grant date, based on the fair value of the award on that date, and recognized on a straight line basis over the requisite service period, which, for the Company, is generally the vesting period. The following table presents stock-based compensation included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$783	$291	$2,062	$989
Sales and marketing	2,153	1,143	5,902	3,233
Research and development	975	312	2,572	904
General and administrative	1,931	815	4,852	2,293

	$5,842	$2,561	$15,388	$7,419

Stock-based compensation expense for the nine months ended September 30, 2010 includes shares of common stock, with a fair value of $1.6 million, issued to the Company’s senior management in lieu of cash bonuses in March 2010 and additional $0.7 million accrued stock-based compensation to be paid in lieu of cash bonuses. Of this amount, $1.1 million was included in general and administrative, $0.8 million was included in sales and marketing, $0.3 million was included in research and development and approximately $0.1 million was included in cost of revenue for the nine months ended September 30, 2010.

The fair value of options granted to employees during the three and nine months ended September 30, 2010 and 2009 were determined using the following weighted-average assumptions for employee grants (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected life from grant date (in years)	4.01	4.36	4.16	4.24
Risk-free interest rate	1.15%	2.22%	1.77%	1.76%
Expected volatility	60%	72%	63%	70%
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$10.20	$7.29	$10.19	$3.71

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the activity for stock options for the nine months ended September 30, 2010 (unaudited):

	Shares Subject to Options Outstanding	Weighted-Average Exercise Price per Share
	(Shares in thousands)
Balance at December 31, 2009	10,879	$6.58
Granted	1,109	20.69
Exercised	(2,078)	5.29
Canceled/forfeited	(313)	9.23

Balance at September 30, 2010	9,597	$8.40

As of September 30, 2010, unrecognized compensation expense under the Company’s stock option plans for employee stock options was $17.5 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.15 years.

The following table summarizes the activity for restricted stock units (RSUs) for the nine months ended September 30, 2010 (unaudited):

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2009	1,390	$11.52
Granted	1,345	20.59
Vested	(303)	19.92
Forfeited	(107)	17.92

Unvested at September 30, 2010	2,325	$15.38

As of September 30, 2010, unrecognized compensation expense under the Company’s equity incentive plans for employee RSUs was $27.8 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.11 years.

11. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments, net of tax, and unrealized gain (loss) on marketable securities, net of tax, are included in accumulated other comprehensive (loss). The following table sets forth the calculation of comprehensive loss (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(2,814)	$(1,972)	$(8,399)	$(9,975)
Change in foreign currency translation, net	3,031	83	2,763	145
Change in unrealized gain (loss) on marketable securities, net	53	4	343	(24)

Comprehensive income (loss)	$270	$(1,885)	$(5,293)	$(9,854)

SUCCESSFACTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including options and warrants. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. Securities that could potentially dilute basic earnings per share in the future as of September 30, 2010 and 2009 were 12.5 million and 12.0 million, respectively.

The following table sets forth the computation of basic and diluted net loss per common share (unaudited, in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(2,814)	$(1,972)	$(8,399)	$(9,975)

Shares used in computing net loss per common share, basic and diluted	74,618	57,292	73,100	56,791

Net loss per common share, basic and diluted	$(0.04)	$(0.03)	$(0.11)	$(0.18)

13. Income Tax

For the three and nine months ended September 30, 2010, income tax expenses were approximately $0.3 million or 11.6% of pre-tax loss and $0.5 million, or 6.1% of pre-tax loss, respectively. The effective tax rate for the three and the nine months ended September 30, 2010 differs from the U.S. federal statutory rate of 34% primarily due to stock based compensation, permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against most of the Company’s deferred tax assets.

14. Related Party Transaction

In connection with the Inform acquisition in July 2010, the Company assumed a noncancelable operating lease for an office building in Brisbane, Australia, owned by the former owners of Inform and who are now shareholders of the Company. The lease expires in 2015, with future payment obligations of approximately $5.0 million. The associated rent expense was approximately $0.2 million for both the three and nine months ended September 30, 2010.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Report.

Overview

SuccessFactors provides on-demand business execution software solutions that enable organizations to bridge the gap between business strategy and results. Our goal is to enable organizations to substantially increase employee productivity worldwide by enhancing our existing people performance solutions with business alignment solutions to enable customers to achieve business results. Our integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Learning and Development; Recruiting Management; Analytics and Reporting; Inform; Employee Profile; 360-Degree Review; Execution Survey; Calibration and Stack Ranker; Business Performance Accelerators; Employee Central; Metrics Navigator; Express; Strategy Deployment Solution; CubeTree, and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. Our suite, which is delivered through the cloud, improves business alignment, team execution and people performance to drive results for companies of all sizes. Across 168 countries and 34 languages, more than 8 million users and 3,000 companies leverage our application suite every day, up from approximately 300,000 users and 100 companies in 2003.

We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 6% of revenue for the first nine months in 2010. However, in the future, we anticipate that revenue from channel partners will increase. For the first nine months in 2010, we did not have any single customer that accounted for more than 5% of our revenue. We target our sales and marketing efforts at large enterprises as well as small and mid-sized organizations.

Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. In the first nine months of fiscal 2010, approximately 79% of our revenue was generated from customers in the United States. We intend to continue to grow our international business, and have recently acquired Inform Business Impact (“Inform”), which is based in Australia. Accordingly, we expect the percentage of our revenue generated outside of the United States to continue to increase.

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

While we have experienced strong growth in revenues in recent periods, the overall global economy recently experienced a severe downturn, with the United States and many other countries experiencing slow overall growth in 2009 and the first three quarters of 2010. This weakening of the overall global economy has affected customers demand for our software and services. In fiscal 2010, we have seen some improvement in customers demand for our software and services and billings has grown in comparison to what we experienced in 2009. As a result, we expect revenue growth to continue in 2010, but most likely at a slower rate of growth than we experienced in 2009.

Beginning in the third quarter of 2010, we adopted a new accounting standard (“Accounting Standards Update No. 2009-13” or “ASU 2009-13”) for arrangements with multiple deliverables, which had the effect of increasing revenue by $2.2 million and $5.7 million in the three and nine months ended September 30, 2010, respectively, including the effects of retrospective application of new standard to our revenues for the first and second quarters of 2010 to conform all arrangements entered into or materially modified after January 1, 2010 to the new accounting standard. Prior to adopting ASU 2009-13, we accounted for subscription and professional services deliverables of a contract as one unit of accounting with the entire arrangement fee recognized ratably over the noncancelable term of the contract, because historically, we were not able to establish vendor specific objective evidence (VSOE) of fair value for each deliverable. Upon adoption of ASU 2009-13, we began separately accounting for and allocating revenue to subscription and professional services deliverables of a contract using our best estimated selling price to recognize revenue when the basic revenue recognition criteria for each deliverable are met. ASU 2009-13 impacted our subscription revenue by allowing earlier commencement of revenue recognition upon delivery of specific subscription deliverables of a contract instead of upon delivery of all deliverables as required under the previous accounting guidance; and impacted professional services revenue by allowing earlier recognition of revenue upon completion of work instead of ratable over the contracted term of the subscription agreement, generally one to three years. We, however, continue to recognize revenue on all professional services contracts entered into prior to January 1, 2010, ratably over the associated subscription term.

The acquisitions completed in the third quarter of 2010 did not significantly contribute to our revenues for the quarter ended September 30, 2010, primarily due to the ratable nature of the revenues.

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

Material changes to our critical accounting policies since December 31, 2009 are discussed below.

Revenue Recognition

Our revenue consists of subscription fees for our cloud-based software and support and fees for the provision of other services. Our customers do not have the contractual right to take possession of software in substantially all of the transactions. Instead, the software is delivered through the cloud from our hosting facilities. Therefore, these arrangements are treated as service agreements. We commence revenue recognition when all of the following conditions are met:

•	Persuasive evidence of an arrangement;

•	Subscription or services have been delivered to the customer;

•	Collection of related fees is reasonably assured; and

•	Related fees are fixed or determinable.

Additionally, if an agreement contains non-standard acceptance or requires non-standard performance criteria to be met, we defer revenues until the satisfaction of these conditions.

In the third quarter of fiscal 2010, we adopted ASU 2009-13, which amended the accounting guidance for multiple-deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each deliverable if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

We early-adopted this accounting guidance in the third quarter of fiscal 2010 and has retrospectively applied its provisions to applicable arrangements entered into or materially modified after January 1, 2010 (the beginning of our fiscal year).

Prior to the adoption of ASU 2009-13, we determined that we did not have objective and reliable evidence of fair value for each deliverable of its arrangements. As a result, we accounted for subscription and professional services revenue as one unit of account and recognized the total arrangement fee ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years. Upon adoption of ASU 2009-13, we began accounting for subscriptions and professional services revenue as separate units of account and allocating revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. Since VSOE and TPE are not available for our subscription or professional services, we use ESP. The ESP for each deliverable is determined primarily by considering the weighted average sales price as well as other factors, including, but not limited to, gross margin objectives and pricing practices.

The adoption of ASU 2009-13 resulted in an increase in revenue for fiscal 2010 as discussed above.

Identified Intangible Assets

Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, tradenames and trademarks which are generally amortized on a straight-line basis over the periods of benefit, ranging from two to ten years. We perform a quarterly review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no impairment charges related to identified intangible assets during the three and nine months ended September 30, 2010.

Goodwill

We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The impairment test is performed by determining our fair value based on estimated discounted future cash flows and considering the market price of our common stock. If our carrying value, as a one reporting unit entity, is less than our fair value, then the fair value is allocated to all of our assets and liabilities (including any unrecognized intangible assets) as if our fair value was the purchase price to acquire us. The excess of our fair value over the amounts assigned to our assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We did not record any charges related to goodwill impairment during the three and nine months ended September 30, 2010.

Contingent Consideration

We estimate the fair value of the contingent consideration related to the Inform and CubeTree acquisitions using various valuation approaches, as well as significant unobservable inputs reflecting our own assumptions in measuring fair value. The fair values of the contingent consideration are remeasured at each reporting period, with any changes in the value recorded as income or expense. Such remeasurments resulted in a gain of approximately $3.1 million for the three and nine months ended September 30, 2010. The potential undiscounted amount of all future cash payments that we could be required to make under the contingent consideration is between $0 and $62.9 million as of September 30, 2010.

Results of Operations

The following table presents certain consolidated financial data for the three and nine months ended September 30, 2010 and 2009 as a percentage of total revenue (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Subscription and support	81%	79%	80%	79%
Professional services and other	19	21	20	21

Total revenue	100	100	100	100
Cost of revenue
Subscription and support	15	12	13	12
Professional services and other	17	11	14	11

Total cost of revenue	32	23	27	23

Total gross margin	68	77	73	77

Operating expenses:
Sales and marketing	49	51	48	53
Research and development	21	16	19	16
General and administrative	18	15	17	17
Revaluation of contingent consideration	(6)	—	(2)	—

Total operating expenses	82	83	82	86

Loss from operations	(14)	(5)	(8)	(9)
Interest income and other, net	9	1	3	1

Loss before provision for income taxes	(5)	(5)	(5)	(8)
Provision for income taxes	—	—	(1)	(1)

Net loss	(5)%	(5)%	(6)%	(9)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

The following table presents our components of total revenue for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Revenue:
Subscription and support	$41,638	$30,595	36%	$116,153	$87,857	32%
Professional services and other	9,898	8,090	23	29,621	22,988	29

Total revenue	$51,536	$38,685	33%	$145,774	$110,845	32%

Total revenue increased by $12.9 million or 33% for the three months ended September 30, 2010 and increased by $34.9 million, or 32%, for the nine months ended September 30, 2010, compared to the corresponding periods of fiscal 2009, primarily due to increase in the level of renewals and sale of additional subscription modules to our existing customers, offset by a slight decrease in sales to new customers. We define existing customers as companies that we have sold to before and are either renewing their subscriptions, purchasing additional modules and/or adding new users, and we define new customers as companies that have never purchased from us before. The companies acquired in the third quarter of 2010 contributed $2.1 million to revenue for both the three and nine months ended September 30, 2010, and we recognized additional revenues of $2.2 million and $5.8 million for the three and nine months ended September 30, 2010, respectively, due to the adoption of ASU 2009-13.

Revenue from customers in the United States accounted for approximately 77% and 79% of total revenue for the three and nine months ended September 30, 2010, respectively.

Subscription and support revenue

Subscription and support revenue for the three months ended September 30, 2010 increased by $11.0 million, or 36%, and increased by $28.3 million or 32% for the nine months ended September 30, 2010 compared to the corresponding periods of fiscal 2009. Substantially all of the increase in subscription and support revenue for the quarter ended and the three months ended September 30, 2010 came from increase in revenue from existing customers. The adoption of ASU 2009-13 contributed approximately $0 and $0.9 million of the increase in subscription and support revenue in the three and nine months ended September 30, 2010, respectively; and the companies acquired in the third quarter of 2010 contributed $2.0 million of the increase in subscription and support revenue for both the quarter ended and three months ended September 30, 2010.

Professional services and other revenue

Professional services and other revenue for the three months ended September 30, 2010 increased by $1.8 million, or 23%, and increased by $6.6 million, or 29%, for the nine months ended September 30, 2010, as compared to the corresponding periods of fiscal 2009. The increase in professional services and other primarily came from the adoption of ASU 2009-13, which contributed $2.2 million and $4.9 million of the increase in professional services revenues in the three and nine months September 30, 2010.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue, gross profit and gross margin for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Revenue:
Subscription and support	$41,638	$30,595	36%	$116,153	$87,857	32%
Professional services and other	9,898	8,090	23	29,621	22,988	29

Total revenue	51,536	38,685	33	145,774	110,845	32

Cost of revenue:
Subscription and support	7,613	4,539	68	18,901	12,699	49
Professional services and other	8,861	4,292	106	19,899	12,568	58

Total cost of revenue	16,474	8,831	87	38,800	25,267	54

Total gross profit	$35,062	$29,854	17%	$106,974	$85,578	25%

Total gross margin	68%	77%		73%	77%

Subscription and support cost of revenue

Subscription and support cost of revenue for the three months ended September 30, 2010 increased by $3.0 million, or 68%, when compared to the three months ended September 30, 2009. The increase was primarily due to a $1.6 million increase in personnel costs largely due to the companies acquired in the third quarter of 2010, and a $1.4 million increase in amortization expenses related to purchased intangible assets in connection with the acquisitions.

Subscription and support cost of revenue for the nine months ended September 30, 2010 increased by $6.2 million, or 49%, compared to the nine months ended September 30, 2009. The increase was primarily due to a $3.4 million increase in personnel costs, partly attributable to increased headcount from acquisitions, a $1.4 million increase in amortization expenses related to purchased-intangible assets in connection with acquisitions, $0.6 million increase in data center costs primarily due to increased capacity, and a combined $0.7 million in depreciation and allocated overhead expenses.

Professional services and other cost of revenue

Professional services and other cost of revenue for the three months ended September 30, 2010 increased by $4.6 million, or 106%, when compared to the three months ended September 30, 2009. The increase was primarily due to a $2.5 million increase in personnel costs, largely due to headcount additions from acquisitions, a $1.3 million increase in outsourced services and a combined $0.7 million increase in outside services, overhead allocation and travel-related expenses.

Professional services and other cost of revenue for the nine months ended September 30, 2010 increased by $7.3 million, or 58%, when compared to the nine months ended September 30, 2009. The increase primarily came from a $3.6 million increase in personnel costs, partly attributable to increased headcount from acquisitions, a $2.3 million increase in outsourced services, $0.3 million increase in training-related expenses, and a combined $1.0 million increase in travel-related costs, outside services expenses and allocated overhead costs.

Gross margin for the three months ended September 30, 2010 was 68% compared to 77% for the corresponding period of fiscal 2009, and was 73% for the nine months ended September 30, 2010 compared to 77% for the corresponding period of fiscal 2009. The decreases in gross margin were primarily due to increases in personnel costs due to headcount additions, amortization expense of purchased intangible assets attributable to acquisitions completed in the third quarter of 2010 as well as the costs incurred on significant contracts for which the associated revenue recognition has not begun or is being recognized ratably, offset by an increase in revenue associated with the adoption of ASU 2009-13. The increase in revenue from the adoption of ASU 2009-13 impacted our margins positively, as our revenue increased without corresponding increase in our costs of revenue since our cost of revenue is recognized as incurred and would have been same without the increase in revenue.

We expect that in the future, subscription and support cost of revenue and professional services and other cost of revenue may increase depending on the growth rate of our new bookings and our need to support the implementation, hosting and support of those new bookings. We also expect that subscription and support cost of revenue and professional services and other cost of revenues as a percentage of revenue could fluctuate from period to period depending on growth of our professional services business and any associated costs relating to the delivery of professional services, the timing of sales of products that have royalty and referrals associated with them and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our application suite and other services. The timing of these additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Sales and marketing	$25,166	$19,573	29%	$69,585	$59,125	18%
Percent of total revenue	49%	51%		48%	53%

Sales and marketing expenses for the three months ended September 30, 2010 increased by $5.6 million, or 29%, compared to the three months ended September 30, 2009. The increase was primarily driven by our continuing efforts to expand our sales and marketing activities as well as additional expenses attributable to the companies acquired in the third quarter of 2010. The increase in sales and marketing expenses was primarily comprised of a $5.0 million increase in personnel costs, of which $1.2 million was an increase in commission expense; an increase of $0.3 million in travel-related costs, $0.3 million in outside services expenses and $0.3 million in facility-related costs, partially offset by a $0.3 million decrease in marketing and promotional spending. $1.1 million of the overall increase in sales and marketing expenses in the three months ended September 30, 2010 was attributable to the companies acquired in the third quarter of 2010. In addition, the adoption of ASU 2009-13 resulted in approximately $0.1 million increase in commission expense in the third quarter of 2010 due to the matching of commission expenses to the associated revenues under the new accounting guidance, resulting in earlier recognition of deferred commissions in some arrangements.

Sales and marketing expenses for the nine months ended September 30, 2010 increased by $10.5 million, or 18%, compared to the nine months ended September 30, 2009. The increase was primarily comprised of an increase of $10.4 million in personnel costs, of which $3.0 million was an increase in commission expense; an increase of $1.2 million in outside services expenses and an increase of $1.0 million in travel-related costs, partially offset by a $2.3 million decrease in marketing and promotional spending. $1.1 million of the overall increase in sales and marketing expenses in the nine months ended September 30, 2010 was attributable to the companies acquired in the third quarter of 2010. The adoption of ASU 2009-13 resulted in an increase in commissions expense of approximately $0.2 million in the nine months ended September 30, 2010.

We expect our sales and marketing expenses to increase in absolute dollars throughout the remainder of fiscal 2010, as we integrate the operations of our recently acquired companies and continue our efforts to grow our business

Research and Development

The following table presents our research and development expenses for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Research and development	$11,048	$6,343	74%	$27,699	$17,967	54%
Percent of total revenue	21%	16%		19%	16%

Research and development expenses for the three months ended September 30, 2010 increased by $4.7 million, or 74%, compared to the three months ended September 30, 2009. The increase was primarily due to a $3.6 million increase in personnel costs mainly attributable to our continuing efforts to expand our offshore development and acquisitions, and $0.5 million increase each in outside service expenses and allocated overhead costs. $1.0 million of the overall increase in research and development expenses for the three months ended September 30, 2010 was attributable to the increase in headcount from companies acquired in the third quarter of 2010.

Research and development expenses for the nine months ended September 30, 2010 increased by $9.7 million, or 54%, compared to the nine months ended September 30, 2009. The majority of the increase in research and development expenses came from a $6.7 million increase in personnel costs, $1.8 million increase in spending on outside service providers, $1.0 million increase in allocated overhead costs, and $0.3 million increase in travel-related costs. $1.0 million of the overall increase in research and development expenses in the nine months ended September 30, 2010 was attributable to the increase in headcount from companies acquired in the third quarter of 2010.

We expect our research and development expenses to increase in absolute dollars throughout the remainder of fiscal 2010, as we integrate the operations of our recently acquired companies and continue our efforts to expand our development activities.

General and Administrative

The following table presents our general and administrative expenses for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
General and administrative	$9,180	$6,016	53%	$24,877	$18,542	34%
Percent of total revenue	18%	15%		17%	17%

General and administrative expenses for the three months ended September 30, 2010 increased by $3.2 million, or 53%, compared to the three months ended September 30, 2009. The increase was primarily due to a $2.3 million increase in personnel costs resulting from headcount growth in our general and administrative function to support the Company’s growth; a $0.7 million increase in professional and outside services expenses, of which $0.5 million were acquisition-related costs; partially offset by decreases of $0.3 million in bad debt expense and $0.1 million in facilities and overhead costs. $0.8 million of the overall increase in general and administrative expenses in the three months ended September 30, 2010 was attributable to the companies acquired in the third quarter of 2010.

General and administrative expenses for the nine months ended September 30, 2010 increased by $6.3 million or 34%, compared to the nine months ended September 30, 2009. The increase was primarily due to a $4.0 million increase in personnel costs; a combined increase of $0.9 million in telecommunication and travel-related costs; and an increase of $3.6 million in professional and outside services expenses, of which $2.2 million were acquisition-related costs; partially offset by a decrease of $1.7 million in facilities and allocated overhead headcount expenses; and a combined decrease of $0.7 million in bad debt and depreciation expenses. $0.8 million of the overall increase in general and administrative expenses in the nine months ended September 30, 2010 was attributable to the increased headcount from companies acquired in the third quarter of 2010.

We expect our general and administrative expenses to increase in absolute dollars throughout the remainder of fiscal 2010, as we integrate the operations of our recently acquired companies.

Revaluation of contingent consideration

The following table presents our revaluation of contingent considerations for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Revaluation of contingent considerations	($3,056)	$—	n/a	($3,056)	$—	n/a
Percent of total revenue	(6%)	n/a		(2%)	n/a

Revaluation of contingent consideration consisted of a gain of approximately $3.1 million primarily related to a contingent consideration associated with the CubeTree acquisition. Each quarter we will be revaluing the contingent consideration for the following contingency periods: CubeTree is based on our stock price over three-year period, and Inform is based on achievement of bookings for a period of 2 years following closing.

Interest Income and Other, Net

The following table presents our interest and other income, net for the periods presented (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)
Interest income and other, net	$4,754	$210	2,164%	$4,218	$823	413%
Percent of total revenue	9%	0%		3%	1%

Interest income and other, net increased by $4.5 million for the three months ended September 30, 2009 and by $3.3 million for the nine months ended September 30, 2009, as compared to the corresponding periods of 2009. The increases were primarily due to an unrealized foreign exchange gain of $3.5 million related to an intercompany acquisition loan denominated in United States dollars but held on a subsidiary’s books in its local currency as well as the effects of net favorable movements in certain of the foreign currencies in which our accounts receivables were denominated.

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

Income tax expense for the nine months ended September 30, 2010 was $0.5 million, or (6%) of pre-tax income, compared to $0.7 million, or (9%) of pre-tax income for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 differs from the U.S. federal statutory rate of 34% primarily due to stock based compensation, other permanent tax adjustments and foreign withholding taxes partially offset with foreign operational rate benefits. The effective tax rate for the nine months ended September 30, 2010 differs from the U.S. federal statutory rate of primarily due to stock based compensation, other permanent tax adjustments, unbenefited domestic losses which had a full valuation allowance as of September 30, 2010 and foreign withholding taxes, partially offset with foreign operational tax benefits.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Net cash provided by operating activities	$32,950	$7,204
Net cash provided by used in investing activities	(51,166)	(39,661)
Net cash provided by financing activities	10,837	3,491

Net Cash Provided By Operating Activities

Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business, increases in the number of customers using our subscription services and the amount and timing of customer payments. Cash provided by operating activities has historically resulted from losses from operations, changes in working capital accounts, offset by the add back of non-cash expense items such as depreciation, amortization and expense associated with stock-based compensation awards and revaluation of contingent consideration.

Cash provided by operating activities for the nine months ended September 30, 2010 was $32.9 million and consisted of net loss of $8.4 million, adjusted by non-cash items of $24.5 million and cash provided by changes in assets and liabilities of $16.8 million. Non-cash items included a $3.1 million gain from the change in the fair value of an acquisition-related contingent consideration. The increase in cash flow from changes in assets and liabilities of $16.8 million was primarily comprised of (i) a decrease of $3.3 million in accounts receivable primarily resulting from our cash collection efforts; (ii) an increase of $20.9 million in deferred revenue primarily due to increase in billings; (iii) a combined increase of $3.1 million in accounts payable and accrued expenses, partly attributable to the companies acquired in third quarter of 2010; and (iv) an increase of $1.3 million in accrued compensation mainly comprised of accrued bonuses and commissions as of September 30, 2010; offset by (v) an increase of $8.7 million in capitalized (deferred) commissions; and (vi) an increase of $3.1 million in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Cash used in investing activities in the nine months ended September 30, 2010 was $51.2 million, primarily consisted of $272.7 million used in purchases of available-for-sale securities, $26.1 million used in acquisitions, net of cash acquired, and $3.2 million of capital expenditures, offset by proceeds of $250.9 million from sales and maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2010 was $10.8 million, primarily consisted of proceeds from the exercise of stock options of $10.9 million.

Capital Resources

We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, future acquisitions, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure and integrate Inform, CubeTree and YouCalc, and the continuing market acceptance of our application suite. Our capital expenditures for the rest of 2010 are expected to grow in line with business activities. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Commitments

On July 1, 2010, we completed the acquisition of Inform. The earn-out provides for the payment of up to approximately $15.0 million in shares of common stock upon the achievement of certain bookings revenue targets.

On July 13, 2010, we completed the acquisition of YouCalc. The earn-out provides for the issuance of $98,290 shares of common stock, valued at approximately $2.0 million or $20.35 per share, upon the achievement of certain product development and performance milestones.

On July 20, 2010, we completed the acquisition of CubeTree. We agreed to make a future contingent cash payment based on the value of our common stock. Specifically, the contingent cash payment provides for the former stockholders of CubeTree to receive a cash payment on the three-year anniversary of the closing or at such earlier time as a change of control of us occurs. This time is referred to as the “Top-Up Payment Date.” If, on the Top-Up Payment Date, the value of the consideration issued at the closing, or the “Market Value,” is less than approximately $47.9 million or $53.01 per share, or the “Guaranteed Value,” subject to adjustments, we would be obligated to make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value, or the “Top-Up Payment.” The aggregate Top-Up Payment will be reduced to the extent of any sale, transfer or other disposition of any of the consideration, subject to limited exceptions. This right to receive the Top-Up Payment will terminate in the event the value of the shares of the consideration paid at closing equals or exceeds approximately $47.9 million or $53.01 per share at any time prior to the Top-Up Payment Date. The contingent considerations are recorded at fair value on our consolidated balance sheet as of the acquisition dates, and those related to Inform and CubeTree are remeasured to fair value each reporting period, with any changes in the value recorded as income or expense.

Off-Balance Sheet Arrangements

We do not have any special purpose entities and, other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue are denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a lesser portion of our expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of September 30, 2010 would result in a loss of approximately $1.3 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $66.6 million and marketable securities of $267.8 million as of September 30, 2010. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risks. Our investments in marketable securities consist of high-grade government securities, corporate debt securities and equity securities. Investments purchased with the original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s equity. As of September 30, 2010, the average maturity of our investment portfolio was approximately 326 days; therefore we believe the movement of interest rates should not have a material impact on our unaudited condensed consolidated balance sheet or statement of operations.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of September 30, 2010 using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movements in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of September 30, 2010. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement in interest rates would not result in a material loss in the fair values of our investment instruments.

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

We have incurred losses in each fiscal period since our inception in 2001. We experienced a net loss of $2.8 million for the quarter ended September 30, 2010. At September 30, 2010 we had an accumulated deficit of $227.3 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, operations costs, expenses related to stock-based compensation and acquisition-related charges arising from our acquisitions of Inform and CubeTree, and other future acquisitions we may undertake. Therefore, we may continue to incur losses for the foreseeable future. In pursuing acquisitions, it is also likely that our operating expenses will increase. Furthermore, to the extent we are successful in increasing our customer base we could also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our historic revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

Continued uncertainty in global economic conditions may reduce demand for our application suite and harm our business.

Our operations and performance depend on global economic conditions. These conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and may cause our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during challenging economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which are impacting their willingness to make purchases and their ability to make timely payments to us. We cannot predict the timing, strength or duration of the economic slowdown or any subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could continue to have an adverse effect on demand for our application suite, including new bookings and renewal and upsell rates, on our ability to predict future operating results, and on our financial condition and operating results.

Because we recognize subscription and support revenue from our customers over the term of their agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize subscription and support revenue over the terms of our customer agreements, which typically range from one to three years, with some up to five years. As a result, most of our quarterly revenue results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our application suite in any quarter may not significantly reduce our subscription and support revenue for that quarter, but could negatively affect subscription and support revenue in future quarters. In particular, if such a shortfall were to occur in our fourth quarter, it may be more difficult for us to increase our customer sales to recover from such a shortfall as we have historically entered into a significant portion of our customer agreements during the fourth quarter. In addition, we may be unable to adjust our cost structure to reflect this potential reduction in subscription and support revenue. Accordingly, the effect of significant downturns in sales of our application suite may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription and support revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Because we recognize subscription and support revenue from our customers over the term of their agreements but incur most costs associated with generating customer agreements up front, rapid growth in our customer base will result in increased losses.

Because the expenses associated with generating customer agreements are generally incurred up front, but the resulting subscription and support revenue is recognized over the life of the customer agreement, increased growth in the number of customers will result in our recognition of more costs than subscription and support revenue in the earlier periods of the terms of our agreements even though the customer is expected to be profitable for us over the term of the agreement.

Our business depends substantially on customers renewing their agreements and purchasing additional modules or users from us. Any decline in our customer renewals would harm our future operating results.

In order for us to improve our operating results, it is important that our customers renew their agreements with us when the initial contract term expires and also purchase additional modules or additional users. Our customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our renewal rates have been historically high, some of our customers have elected not to renew their agreements with us, and some are declining to renew as a result of global economic conditions. Moreover, under some circumstances, some of our customers have the right to cancel their agreements prior to the expiration of the term.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our application suite, our customer support, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional modules or users, our revenue may decline, and we may not realize significantly improved operating results from our customer base.

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

The emerging market for business execution applications is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry in some segments. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do, and with the introduction of new technologies and market entrants, we expect to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our application suite to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, PeopleClick Authoria, Plateau Systems, Ltd., Salary.com, Inc., SAP AG, Softscape, Inc., StepStone Solutions, SumTotal Systems Inc., Taleo Corporation and Workday, Inc. With our recent acquisitions, we have expanded our product and feature offerings. These additional products and features compete with those offered by additional companies, including large public companies such as Google, IBM’s Cognos, Microsoft’s SharePoint Solutions and Salesforce.com. These additional products and features also compete with smaller private companies such as Jive Software and Socialtext. Competitive pressures may also increase with the consolidation of competitors within our market, such as the acquisition of Salary.com by Kenexa and Softscape by SumTotal.

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

Our operations involve the storage and transmission of our customers’ confidential information, and security breaches could expose us to a risk of loss of this information, litigation, indemnity obligations and other liability. While we have administrative, technical, and physical security measures in place, and we contractually require third parties to whom we transfer data to have appropriate security measures, if our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers’ data, including personally identifiable information regarding users, our reputation could be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. We may be exposed to a greater risk of security breaches as a result of our recent acquisitions because the acquired businesses may use security measures and other systems that are different and less secure than ours. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.

Because our application suite collects, stores and reports personal information of job applicants and employees, privacy concerns could result in liability to us or inhibit sales of our application suite.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that apply to us. Because many of the features of our application suite collect, store and report on personal information, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business.

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

Our organization continues to experience rapid changes. If we fail to manage these changes effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We continue to experience rapid changes in headcount and operations. We grew from 188 employees at December 31, 2005 to 967 employees at September 30, 2010. We increased the size of our customer base from 341 customers at December 31, 2005 to approximately 3,000 customers at September 30, 2010. The growth in our customer base has placed, and any future growth will place, a significant strain on our management, administrative, operational, legal and financial compliance infrastructure. Our success will depend in part on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage organizational changes could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Failure to adequately expand and ramp our direct sales force and develop and expand our indirect sales channel will impede our growth.

We will need to invest in our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand and ramp our direct sales force and engage additional third-party channel partners, both domestically and internationally. Identifying and recruiting these people and entities and training them in the use of our application suite requires significant time, expense and attention. This expansion will require us to invest significant financial and other resources. We typically have no long-term agreements or minimum purchase commitments with any of our channel partners, and our agreements with these channel partners do not prohibit them from offering products or services that compete with ours. Our business will be seriously harmed if our efforts to expand and ramp our direct sales force and expand our indirect sales channels do not generate a corresponding significant increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business. In addition, if our channel partners increasingly offer products or services that compete with ours, or fail to become knowledgeable of our products or to provide adequate customer support, this could impair our ability to sell our products and harm our customer relationships and reputation.

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

We have historically derived a significant portion of our subscription revenue from sales of our performance management and goal management modules. If these modules are not widely accepted by new customers, our operating results may be harmed.

We have historically derived a significant portion of our historical subscription revenue from sales of our Performance Management and Goal Management modules. If these modules do not remain competitive, or if we experience pricing pressure or reduced demand for these modules, our future subscription and other revenue could be negatively affected, which would harm our future operating results.

The market for on-demand applications is at a relatively early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for on-demand applications is at a relatively early stage relative to on-premise solutions, and these applications may not achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of organizations to increase their use of on-demand applications. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to on-demand applications. We have encountered customers in the past that have been unwilling to subscribe to our application suite because they could not install it on their premises. Other factors that may affect the market acceptance of on-demand applications include:

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

Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Fluctuations in our quarterly financial results may be caused by a number of factors, including, but not limited to, those listed below:

•	our ability to attract new customers;

•	customer renewal rates;

•	the size and timing of customer orders;

•	the extent to which customers increase or decrease the number of modules or users upon any renewal of their agreements;

•	the effects of changes in global economic conditions and announcements of economic data and government initiatives to address the global economic downturn;

•	the level of new customers as compared to renewal customers in a particular period;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the mix of customers between small, mid-sized and large enterprise customers;

•	changes in our pricing policies or those of our competitors;

•	changes in currency exchange rates;

•	seasonal variations in the demand for our application suite, which has historically been highest in the fourth quarter of the year;

•	the amount and timing of operating expenses, particularly sales and marketing, related to the maintenance and expansion of our business, operations and infrastructure;

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

Prospective large enterprise customers may require customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, then the market for our application suite will be more limited among these types of customers and our business could suffer. In addition, supporting large enterprise customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our application suite, these customers may not renew their subscriptions, seek to terminate their relationship, renew on less favorable terms, fail to purchase additional modules or for additional users or assert legal claims against us. If any of these were to occur, our revenue may decline and we may not realize significantly improved operating results from our customer base.

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. Our quarterly results of operations also may vary significantly depending on when we complete sales to these larger enterprise customers. For large enterprises, a purchase decision may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding privacy and data protection laws and regulations to prospective customers with international operations. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

We depend on our management team, particularly our Chief Executive Officer and our key sales and development personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

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

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, teamwork, passion for customers and focus on execution. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or otherwise adversely affect our future success.

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

We currently host our application suite from eight data centers worldwide. We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration and are subject to early termination rights in certain circumstances, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.

As we continue to add data centers and add capacity in our existing data centers, we may transfer data to other locations. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Interruptions in our service or data loss or corruption may cause customers to terminate their agreements and adversely affect our renewal rates and our ability to attract new customers. Data transfers may also subject us to regional privacy and data protection laws that apply to the transmission of customer data across international borders.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. We have added employees, offices and customers internationally, particularly in Europe, Asia and Australia. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the United States. Because of our limited experience with international operations, we cannot assure that our international expansion efforts will be successful or that returns on such investments will be achieved in the future.

In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

•	our lack of familiarity with commercial and social norms and customs in international countries which may adversely affect our ability to recruit, retain and manage employees in these countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	the potential diversion of management’s attention to oversee and direct operations that are geographically distant from our U.S. headquarters;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•

legal systems in which our ability to enforce and protect our rights may be different or less effective than in the United States and in which the ultimate result of dispute resolution is more difficult to predict;

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

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights, and, to a lesser extent, patents. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our products and services.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules subsequently implemented by the SEC and The NASDAQ Stock Market have imposed a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. In addition, the SEC and Congress are proposing additional significant corporate governance-related rules. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Our failure to adequately comply could subject us to liability, costly regulatory or other investigations, claims or litigation.

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

As of September 30, 2010 we had approximately 75.4 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are now freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our “affiliates.” The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. As of September 30, 2010, we used approximately $40.5 million of the proceeds from this offering for working capital. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital, potential capital expenditures, acquisitions and investing in available-for-sale securities.

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
Bruce Felt
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2010

Exhibit Index

Number	Document

10.1	Description of 2010 Corporate Bonus Plan, as amended(1)

10.2	Form of Irrevocable Election Form to 2010 Corporate Bonus Plan(1)

10.3	SuccessFactors, Inc. Change in Control Plan, adopted July 27, 2010(2)

10.4	Form of Notice of Participation under Change in Control Plan(2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Previously filed as Exhibit 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K on August 30, 2010
2	Previously filed as Exhibit 99.1 and 99.2 to the Registrant’s Current Report on Form 8-K on July 28, 2010