Form 10-K
period 2010-12-31
SuccessFactors, Inc.
filed 2011-03-08
CIK 1402305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2010, based on the closing price of such stock on the NASDAQ Global Market on such date, was approximately $1.6 billion.

The number of shares of the registrant’s common stock outstanding on February 28, 2011, was 78.2 million.

Portions of the registrant’s Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

2010 ANNUAL REPORT ON FORM 10-K

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

Our Mission

Execution is the difference. It is the critical success factor. But for most companies there is a significant execution deficit. While every company has a strategy, most companies do not execute on their strategy as well as they can or should, for one simple reason: It is just not that easy to get everyone in an organization to take the right actions, at the right time, to produce the right results, every day. That’s where SuccessFactors comes in. We help companies execute effectively on their strategy in two important ways: by making sure everyone in the organization is completely aligned and working on the right things (Business Alignment), and by ensuring every employee is working to his or her full potential (People Performance). We are on a remarkable mission—to change the world by making every company we work with a more meritocratic place to work, where promotion and pay is based on performance and not politics. In this way, we are working to improve execution inside of every company we work with.

Our Solutions

SuccessFactors is the leading provider of cloud-based Business Execution (BizX) software solutions to organizations of all sizes, with more than 8 million users across multiple industries and geographies. We strive to delight our customers by delivering innovative solutions, a broad range of content, process expertise and best practices knowledge gained from serving our large and varied customer base. Today, we have more than 3,200 customers in more than 168 countries using our application suite in 34 languages. Our customer base includes organizations with as few as three and as many as 2,000,000 end users.

Compared to traditional approaches, our solutions offer customers rapid benefits and return on investment, enabling them to execute effectively on their strategy. Key customer benefits include:

•	Tangible Business Impact. Our solutions enable our customers to bridge the execution gap between strategy and achieving results by systematically aligning human resources (HR) to organizational strategy and optimizing workforce performance. By optimizing workforce performance and ensuring the collective efforts of their people are aligned to business strategy, we help customers achieve superior business results by allowing them to:

•	communicate strategy changes more quickly;

•	increase time spent on strategic priorities;

•	increase the rate of project completion;

•	increase the number of high performers and decrease the number of low performers; and

•	increase overall productivity.

•

Goal Management and Performance Management Foundation in Driving Business Results. We designed our solutions around our core Goal Management and Performance Management modules because we believe they serve as the foundation for the two key components of effective business execution: Business Alignment and People Performance.

•

Continuous Customer-Driven Development. We capture and incorporate best practices knowledge we gain from interactions with our customer base. Our customer-centric development focus, together with our cloud-based model, have enabled us to release significant enhancements several times a year over the past eight years.

•

Relentless User-Centric Innovation Drives Adoption. We focus on end users across all business functions and strive to deliver business applications that are as engaging as popular consumer web applications by incorporating features and content such as real-time coaching, goal and performance review writing assistants, personal dashboards and best-practice wizards. As a result, our user interface is designed to be highly intuitive, requiring limited training for end users.

•

Highly Configurable, Functionally Integrated Cloud-Based Application Suite. We built the core modules of our application suite organically using the same code base so that customers can provide their employees with a common user experience, leverage common data and processes, and easily add modules over time. Our application suite requires no installation of software or equipment on premises, which significantly reduces the costs and risks of traditional enterprise software. Our solution is highly configurable, allowing customers to tailor their deployment to reflect their identity, unique business processes, and existing forms and templates. We believe our architecture allows us to offer a more flexible, scalable, and secure service offering that is competitively priced when compared to other cloud-based vendors.

•

Broad Applicability Within Organizations of All Sizes and Industries. Our solutions are designed to be used by employees at all levels within an organization, and we offer multiple editions to meet the needs of organizations of all sizes.

•

Integration with Third-Party Applications through the Cloud. Our SuccessCloud initiative allows third-party applications and data from other business systems to connect and integrate with the SuccessFactors BizX suite. This enables customers to get the most from their existing technology investments and tap a broad ecosystem of SuccessFactors partners to enable effective business execution.

Our Application Suite

We offer a suite of BizX applications, delivered through the cloud, that enables organizations to optimize business alignment and the performance of their people to drive business results. We leverage a multi-tenant architecture and the core modules of our application suite and utilize a single code base. We market different editions of our application suite to better address the needs of organizations of different sizes:

•

Enterprise. We offer Enterprise Edition to larger businesses. Enterprise Edition is our most fully-featured offering, providing functionality and configurability that can scale to support the complex needs of large, global enterprises with tens to hundreds of thousands of employees.

•

Mid-Sized Business. We offer SuccessPractices to mid-sized businesses, which typically need a robust solution but may not require the advanced functionality of our Enterprise Edition. Each of the SuccessPractices modules is pre-configured with best-practice workflows, form templates and other content tailored for the needs of mid-sized organizations and designed to allow for rapid implementations.

•

Small Business. We offer Professional Edition to small businesses. Small businesses typically need an automated solution but may not require the more advanced functionality of our other editions. Professional Edition includes modules pre-configured with the best practices of smaller organizations.

•

Emerging Business. We offer our Express Edition, an out-of-the-box performance review solution, to emerging businesses. Express Edition is a web-based, user-friendly system that can be rolled out instantly, without implementation support.

We offer the following modules as part of our application suite:

Performance Management. Our Performance Management module streamlines the performance appraisal process and transforms the often rushed and tedious performance review process into an ongoing method of tying employee performance to business results. The module is highly configurable, allowing customers to design performance review templates and workflows that best meet their needs. Performance Management also delivers rich content that enables managers to provide meaningful and productive feedback to their direct and indirect reports. Performance Management is tightly integrated with our other modules, allowing organizations to:

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

Career and Development Planning. Our Career and Development Planning module aligns learning activities with an employee’s competency gaps required to achieve key goals. This allows customers to avoid costly, non-strategic training programs while facilitating the attainment of skills required for current and future job requirements. Career and Development Planning is tightly integrated with our other modules, allowing organizations to:

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

Employee Central. Our Employee Central module is a next-generation HR information system that provides a single point to manage HR-related employee and organizational information, enable employees to collaborate and share information across the organization, and empower business leaders to leverage key talent insights to make better business decisions. Some key capabilities include:

•	robust core HR data management and process automation;

•	HR reporting and compliance;

•	rich aggregate employee profile information; and

•	collaboration tools such as tagging, badges and directory search, and talent search, all of which can be easily accessed and viewed by managers and executives.

Our application suite also includes:

Analytics and Reporting. Our Analytics and Reporting capability, augmented by our acquisition of Inform Business Impact, provides visibility into key performance and talent data across the organization. Managers and executives can access global views of the entire organization’s performance data, including goal status, performance review ratings and compensation in real time. This capability offers insights to critical performance management trends through clear and easy-to-understand dashboards that summarize results while also linking to underlying data. All data can be seamlessly exported to spreadsheets for additional offline analysis. We also provide workforce analytics and workforce planning capabilities, that provide valuable insights to managers and executives. Workforce analytics provides the ability to understand key workforce issues using a flexible and easy to set up tool that comes pre-built with thousands of best practice metrics and analysis. Workforce planning provides the ability to connect a company’s business goals to its workforce plan. Using industry-leading capabilities, a company can plan and model various scenarios, with detailed supply and demand assumptions, to create a detailed and executable plan for all critical roles.

CubeTree Social Collaboration. Our CubeTree module helps improve employee productivity and teamwork by combining collaboration tools with a private social network. By following people and groups of interest, and by posting updates and comments, users keep each other up to date on their activities. The module lets teams work efficiently in public and private groups, drawing on a wide array of tools, including blogs, wikis, Social Docs, polls, and task tracking. From the same profile and organization data used in other modules, CubeTree connects employees, resulting in rapid adoption and jump starting collaboration. Tightly integrated with our other modules, CubeTree allows organizations to:

•	streamline on-boarding and other people processes as employees easily find content and experts;

•	accelerate recruiting by simplifying resume review and discussion on candidates;

•	break down organizational silos as teams work effectively across departments and geographies;

•	reduce travel and communication costs; and

•	improve employee engagement and satisfaction.

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

360-Degree Review. Our 360-Degree Review capability supports the collection of feedback from an employee’s peers, direct and indirect reports and superiors. Once collected, the feedback can be aggregated, providing a comprehensive view of an employee’s strengths, weaknesses and areas of improvement. This capability allows for an insightful and comprehensive assessment of employees, resulting in a better understanding of competency gaps and development needs.

Employee Survey. Our Employee Survey capability provides management with actionable insights about their employee base. It provides managers with a fast and efficient way to fine-tune initiatives, solidify workgroup alignment or quickly gain perspective on employee engagement, satisfaction, and other relevant employee data. Our Strategic Consulting Services team often works with customers to help them interpret survey results and recommend actions to ensure overall organizational success.

Calibration & Team Rater. Our Calibration & Team Rater capability lets managers quickly assess and create a visual and intuitive rating of their teams across detailed criteria—in real time—to identify top and lower performers. Whether performing talent reviews or ad hoc assessments, Calibration & Team Rater gives managers a tool to optimize their teams by, for example, enabling them to target limited rewards to top employees that deserve extra recognition, or quickly identify low performers when faced with difficult layoff decisions.

Proprietary and Third-Party Content. Our application suite incorporates proprietary and third-party content that is tailored to a wide range of business roles and industries. This content provides customers with valuable insights and information to increase the effectiveness of their performance and talent management. For example, we have proprietary libraries for competencies, goals, job descriptions, skills, surveys and wage data, and other content such as:

•	Writing Assistant for performance and 360-degree reviews, which helps eliminate “writer’s block” and facilitates creating concise, meaningful feedback for employees;

•	Coaching Advisor, which enables managers to proactively provide relevant coaching and support for their direct and indirect reports based on identified competency gaps;

•	SuccessFactors Coach, which integrates coaching and mentoring into an employee’s daily routine; and

•	Interview Question Library, which helps hiring managers interview effectively and facilitates a standard approach to talent assessment and selection.

Professional Services

Our professional services team’s mission is to help our customers rapidly achieve the best results from our BizX solutions and value proposition. With our cloud-based model, we have eliminated the need for lengthy and complex technology-focused tasks such as customizing code, deploying equipment, and managing unique network and application environments for each customer. Instead, we focus on business and HR best practices and business process review. Our professional service consultants are experienced in a variety of competencies to support enterprise-level application implementations including core HR and talent strategy and process, application configuration, integration and data migration, reporting and project management. In 2010, we significantly grew our global professional services team to support sales growth.

Implementation Services. Our implementation services consultants, who are aligned by market segment, use our proprietary implementation methodology to implement our solution quickly and effectively. For small and mid-sized customers, our solution can be configured in a matter of days or weeks. Our implementation approach is based upon best practice templates that give customers flexibility within a proven configuration framework. For our larger customers, implementations typically take a few months. Our experienced project managers partner with customers to successfully manage projects using our proven project methodology. Most of our projects are priced on a fixed-fee basis, which reduces the risk of implementation cost overruns often associated with on-premise software. We also provide follow-on services, including end-user training and strategic consulting services.

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

Strategic Consulting Services. We leverage our understanding of business and HR best practices to help customers gain additional business value from our solution. Services range from developing and implementing change management programs and defining metrics-based processes for performance and talent management to guiding executive teams on goal setting and goal cascading.

Customer Support

We are dedicated to the pursuit of customer success and satisfaction. We believe this has significantly contributed to our maintaining a greater than 90% customer retention rate during 2009 and through 2010. In 2010, SuccessFactors was number 1 in the enterprise segment of the annual customer satisfaction study conducted by Bersin & Associates. SuccessFactors also earned a 2010 Technology Services Industry Association award for excellence in customer support.

At the center of our customer success effort is our Customer Success Organization. Staffed with SuccessFactors product professionals, this team provides post-implementation support services that assist customers by answering functionality questions and resolving issues they may encounter. Our focus is on ensuring effective and successful use of our BizX suite.

Customers can choose between our Standard and Platinum support program options. Our Standard support program is included as part of a customer’s basic subscription fee. This includes assistance from our support staff during normal business hours, as well as access to many online resources. Our Platinum support program provides enhanced support services, including 24x7x365 access to our support staff, a proactive relationship with planning and review meetings, demonstration of new product functionality, and proactive alignment with our customers’ business execution objectives.

To ensure we deliver consistent and reliable support services, we leverage sophisticated technology systems for customer and case management, performance analytics, online service, and telephone response. In addition, we have developed proprietary customer adoption and usage monitoring mechanisms that help us proactively engage with customers to ensure they are getting value from our solutions. We provide our customers an online platform to submit, update, and manage service requests. Our support services offerings are global and leverage phone, email, and other online communication channels. Customer satisfaction surveys and key performance metrics are reviewed regularly to ensure that we maintain a high level of responsiveness and satisfaction.

Customers

As of December 31, 2010, we had more than 3,200 end customers of all sizes. The following table sets forth a list of some of our largest end customers by industry category, based on number of end users:

Consumer	Energy	Financial Services
Cadbury Schweppes Plc Coca-Cola Enterprises Inc LG Electronics PepsiCo Whirlpool Corporation	American Electric Power Services Corp. Duke Energy Republic Services United States Steel Vale Inco Technical Services Limited	Mellon Bank N.A MetLife Insurance Company Morgan Stanley & Co. Incorporated The Toronto—Dominion Bank Wachovia (a Wells Fargo company)

Government and Education	Healthcare	Life Sciences
Corinthian Colleges Inc. Jet Propulsion Laboratory Kaplan Inc. United Nations Development Programme	Baylor Health Care System GGNSC Administrative Services LLC Henry Ford Health System Inova Health System Sutter Health	Allergan, Inc. Becton, Dickinson Pfizer, Inc. Sanofi-Aventis U.S. LLC Takeda Pharmaceutical Company Limited

Manufacturing	Retail	Telecommunications and Technology
Baker Hughes Flextronics International USA Inc. General Motors Corporation Ingersoll Rand Company Textron Inc.	Harris Teeter Inc. LensCrafters, Inc. Pep Boys-Manny, Moe & Jack Sears, Roebuck and Co. The Gap Inc.	EMC Corporation Nokia Siemens Networks Oy Orange Personal Communication Services Rogers Communications Inc. Symantec Corporation

Sales and Marketing

We sell our application suite primarily through our global direct sales organization. Our sales force is organized by geographic regions, including North America, Latin America, Europe and the Middle East, and Asia Pacific. For financial information about our geographic areas see note 2 of the notes to our consolidated financial statements included in Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K. We further organize our sales force into teams by specific customer segments, based on the size of our prospective customers, such as small, mid-sized and large named customers to provide a higher level of service and understanding of our customers’ unique needs. We work with channel partners, including leading global human resources outsourcing vendors, such as Ceridian Corporation, Hewitt Associates and International Business Machines Corporation, or IBM, who resell our application suite. For 2009 and 2010, revenue through third-party resellers grew from $9.4 million to $10.4 million and accounted for approximately 6% and 5% of our total revenue respectively. For a discussion of backlog and seasonality, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview” of this Annual Report on Form 10-K.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target Human Resource (HR) executives, technology professionals, senior line-of-business leaders, and corporate or institutional executives. Like our sales teams, our marketing team and programs are organized by geography, company size and industry to focus on the unique needs of customers within the target markets. Our principal marketing programs include:

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

We host SuccessConnect user conferences globally, where customers both participate in and deliver a variety of programs designed to help accelerate business performance through the use of our application suite. Our conferences feature a variety of prominent keynote and customer speakers, panelists and presentations focused on businesses of all sizes, across a wide range of industries. The events also bring together partners, customers and other key participants in the human resources area to exchange ideas and best practices for improving business performance. Attendees gain insight into our products and participate in interactive sessions that give them the opportunity to express opinions on new features and functionalities.

Strategic Relationships

An important element of our strategy is establishing deep relationships with key industry leaders to enable the widespread adoption of our application suite. We have established a network of relationships that expand our capabilities in multiple areas including: distribution of our solutions through resellers and referral partners; implementation and consulting services through professional services and consulting organizations; and expanded features and functionalities through content and product partners. This approach enables us to focus on our core competencies while, at the same time, providing additional value to our customers.

Outsourcing and Distribution Relationships

We have a network of third parties that resell our application suite directly, refer customer prospects to us and assist our internal sales force. These include leading global human resource outsourcing vendors such as Ceridian, Hewitt Associates and IBM and professional employer outsourcers, such as Administaff, Inc. and TriNet Group, Inc. Outsourcing partners allow customers that desire to outsource multiple HR processes to leverage the benefits of our solutions. We also have a number of leading human capital management (HCM) value-added resellers who offer our products in targeted geographies around the world, including Avanxo (Mexico), Affero (Brazil), AKT Solutions (Israel), Daya Dimensi (Indonesia) and Itochu Corporation (Japan).

Consulting and Implementation Relationships

We work with leading human resources consulting firms to expand our delivery capabilities as well as to offer additional value-added services. These include relationships with industry leaders such as Capgemini Consulting, Hewitt Associates, IBM, Knowledge Infusion, McKinney Rogers, Aasonn, LLC, 3D Results and PriceWaterhouseCoopers Japan, PriceWaterhouseCoopers Italy, and PriceWaterhouseCoopers US.

Content and Product Relationships

We have relationships with leading content and product companies that complement our solutions by making specialized content and functionality available to our customers. These include competency vendors such as Lominger International (a Korn/Ferry company), PayScale, PeopleSciences, and Personnel Decisions International Corp. We also have integration relationships with vendors of complementary products, such as Dell Boomi, eQuest LLC, JobVite, LexisNexis, Ping Identity, SkillSoft, and Verifications Inc., that provide additional functionality, such as job boards, social recruiting, background check services and onboarding solutions.

Acquisitions

Acquisitions are an important element of our overall corporate strategy and, over the past year, we have focused on expanding our application suite through acquisitions. We completed acquisitions of Inform Business Impact, CubeTree, Inc., and Epista Software A/S (“YouCalc”) in July 2010. Inform Business Impact expanded our business analytics and workforce planning offerings; CubeTree expanded our enterprise social networking capabilities; and YouCalc supplemented our foundational technologies with a tool for analysis of real-time data across different systems and sources. For further discussion of our acquisitions, see note 3 of the notes to our consolidated financial statements included in Item 15 “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Technology

Our solutions are architected from the outset to be cloud-based, multi-tenant, highly scalable, highly secure, highly configurable and high performance, in order to rapidly deliver value to our customers. Customers can access our solutions via a standard web browser without requiring any changes to their network or IT infrastructure.

In designing our solutions, we set out to achieve a number of goals. First, the technology had to be highly scalable to accommodate customer growth while continuing to provide high application availability. Second, the data and transactions had to be highly secure, using advanced security technologies and protocols. Third, the solution architecture had to be multi-tenant, allowing us to maintain only one current release that all of our customers use, eliminating the overhead associated with software upgrades or migrations common to many on-premise or other hosted software solutions. Fourth, the solutions had to allow for rapid response times during heavy usage. Finally, our solutions had to be technology agnostic, including allowing our customers to access them from any web browser.

Our solutions are architected to deliver a user experience that feels highly customized without requiring custom code changes. Many customers can be configured and even “go live” in a matter of a few days or weeks as compared to the months and, in some cases, years, that may be required for traditional enterprise software implementations. Our solutions allow our customers to quickly start using them. Since our solutions are easy to configure, our professional services personnel are generally not programmers, but rather performance and talent management specialists who can focus on providing maximum value to customers on the use of our solutions.

Our solutions are also designed to satisfy strict security requirements. SuccessFactors makes extensive use of advanced roles and permissions capabilities that are designed and built into our solutions. We also have extensive audit histories of transactions throughout our solutions. In addition, our architecture logically segregates our customers’ data. This data segregation allows our solutions to easily scale horizontally by load balancing customer instances across database servers.

We use a hybrid approach in our multi-tenant database architecture, which we believe is unique when compared to other cloud-based, multi-tenant applications. While the core of our approach is multi-tenant with identical database table schemas for each customer, our BizX suite leverages self-describing attributes of XML to abstract many of the unique customer data requirements into our extensible object model. While all of the data is stored in a standard RDBMS, the table structure itself is simplified, with all of the core entity data self-described within an XML-based object model. This approach allows for a highly-configurable user experience, enabling customers to provide their users with a web-based performance and talent management system that is familiar and easy to adopt because it provides a highly customer-based experience and also can mimic the layout of a prior paper-based system.

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

Another key feature of our application architecture is its ability to understand the hierarchical structure of employee relationships within an organization. This feature is essential to our performance and talent management applications and we are carrying it into our BizX suite and CubeTree solution. Using traditional, flat, table-based database software applications to understand the hierarchical structure of employee relationships is difficult because queries must traverse the entire employee hierarchy in order to effectively search across the dataset using standard SQL. Our proprietary implementation of a “Left/Right Algorithm” allows our solution to optimize these queries and quickly search and retrieve hierarchical data. This approach allows managers to cascade goals to team members and allows each team member to personalize these goals for their particular goal plan, all while the system seamlessly maintains the relationship between the original and cascaded goals in the employee hierarchy.

SuccessFactors has also partnered with a number of leading companies in the human capital management space to provide to its customers a series of web services. These web services are being delivered in industry standard SOAP format and have the same levels of security applied to them as our customers have come to expect in our solutions.

The majority of our software is written in industry-standard software programming languages, such as Java. We also make extensive use of Web 2.0 technologies, such as AJAX and some limited uses of Flash, for improved usability and performance and to deliver a rich and highly interactive user experience. Our hardware consists primarily of industry standard web servers, application servers, database servers and storage and networking equipment. We support recent versions of major web browsers on major operating systems.

Development

We work closely with our customers and user community to continually improve and enhance our existing product offerings and develop new solutions and features. Our product development lifecycle focuses on rapid innovation and development in order to quickly deliver the features most desired by our customers. Our product management and engineering teams closely collaborate with customers and partners through all phases of the development process. A key element of this focus is our web-based Customer Community portal and allows customers and employees to suggest, collaborate on and vote on new features and functionalities. Our product management team uses this input to drive many of the development plans and priorities of the engineering team. We also conduct frequent user meetings, maintain a customer advisory board, and offer other events to provide customers an opportunity to submit ideas for and provide feedback on our development roadmap. We frequently engage customers in design reviews and usability tests for software under development.

Our engineering process is based on a combination of three methodologies: traditional “waterfall” for long-term product release planning; a scrum development methodology for agility—supporting our frequent release process and fast reaction to urgent customer and market needs; and the “Extreme Programming” methodology to drive rapid development, tight connection to business requirements, and quality. Leveraging our multi-tenant platform architecture, we can quickly introduce new features across our entire customer base without the need for customers to install or implement any software. New functionalities are generally delivered on an “opt-in” basis—customers can activate new functionalities when it is most convenient to them. Customers can also use our SuccessFactory toolkit to configure their SuccessFactors modules to fit their business processes, or engage the SuccessFactors Professional Services team to help them do so.

Our research and development expenses were $23.1 million in 2008, $24.4 million in 2009 and $39.9 million in 2010.

Operations

We serve our customers and end users from eight secure data centers worldwide. Physical security features at these facilities include a 24x7x365 manned security station and access controls. The systems at these facilities are protected by firewalls and encryption technology. Operational redundancy features include redundant power, on-site backup generators, and environmental controls and monitoring.

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

Competition

The overall market for business execution solutions is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry in some segments.

Within the business execution and Human Capital Management software market, the most common type of competitive solution consists of paper-based processes or desktop software tools that are not specifically designed for performance and talent management. We also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resource application providers. These software vendors include Automatic Data Processing, Inc., Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, PeopleClick Authoria, Plateau Systems, Ltd., SAP AG, Saba Software, Inc., StepStone Solutions, SumTotal Systems Inc., Taleo Corporation and Workday, Inc. Our expanded product and feature offerings compete with those offered by other companies, including large public companies such as Google, IBM’s Cognos, Microsoft’s SharePoint Solutions and Salesforce.com and smaller private companies such as Jive Software and Socialtext.

We expect that the competitive landscape will change as the market for performance and talent management software and services consolidates and matures.

We believe the principal competitive factors in our industry include the following:

•	breadth and depth of product functionality, including the comprehensiveness of the solution;

•	total cost of ownership and providing cost-effective benefits for customers;

•	ability to enable customer success and promote high levels of user adoption;

•	brand awareness and reputation;

•	ease of deployment and use of solutions;

•	level of integration, configurability, security, scalability and reliability of solutions;

•	ability to innovate and respond to customer needs rapidly;

•	ability to integrate with third-party applications; and

•	the level of sales, marketing and financial resources.

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

Intellectual Property

We rely upon a combination of patent, copyright, trade secret and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Although we rely on patent, copyright, trade secret and trademark laws to protect our technology, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionalities and frequent enhancements to our solutions are more essential to establishing and maintaining a technology leadership position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. Policing unauthorized use of our technology is difficult. The laws of other countries in which we market our application suite may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We expect that software in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Such competitors could make a claim of infringement against us with respect to our application suite and underlying technology. Third parties may currently have, or may eventually be issued, patents upon which our current solutions or future technology infringe. Any of these third parties might make a claim of infringement against us at any time.

Employees

We utilize our application suite to recruit and manage our team throughout our entire organization, which we believe has significantly helped us build a team with superior skills, competencies and aptitude. As of December 31, 2010, we had 1,047 employees. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Executive Officers

The following table provides information regarding our executive officers and key employees as of February 28, 2011:

Name	Age	Position(s)
Lars Dalgaard	43	Founder, Chief Executive Officer and Director
Doug Dennerline	52	President
Bruce C. Felt, Jr	52	Chief Financial Officer
Luen Au	37	Chief Technology Officer
Robert A. Block	47	Vice President, Customer Results
Jeffrey W. Diana	39	Chief People Officer
Darryl Dickens	47	Chief Marketing Officer
James B. Larson	52	Vice President, Field Operations
Hillary B. Smith	44	General Counsel

Lars Dalgaard founded SuccessFactors in May 2001 and has served as a director, our President (until November 2010 when Doug Dennerline joined) and Chief Executive Officer since May 2001. From 1994 to 1998, Mr. Dalgaard served in various general management positions at Unilever N.V., a global packaged consumer and industrial goods company, in the Netherlands, Germany and Denmark. From 1991 until 1993, Mr. Dalgaard held various positions at Novartis (formerly known as Sandoz), a pharmaceutical company, including Sales Representative, Product Manager and Corporate Finance Controller, in the United States and Switzerland. Mr. Dalgaard holds a B.A. from Copenhagen Business School, Denmark and an M.S. from Stanford University Graduate School of Business as a Sloan Fellow.

Doug Dennerline has served as our President since November 2010. From August 2009 to May 2010, Mr. Dennerline served as Executive Vice President of Enterprise Sales, Americas and EMEA for Salesforce.com, Inc., an on-demand customer relationship management company. Prior to Salesforce.com, from 1998 to August 2009, Mr. Dennerline served in various capacities at Cisco Systems, Inc., a networking company, most recently as Senior Vice President and General Manager of the Collaboration Software Group. Prior to joining Cisco, Mr. Dennerline worked in various sales and operations positions at 3Com Corporation, Global Village Communications Inc. and Hewlett-Packard Company. Mr. Dennerline holds a B.S. in Business Administration from Arizona State University.

Bruce C. Felt, Jr. has served as our Chief Financial Officer since October 2006. From February 2005 through August 2006, Mr. Felt served as Chief Financial Officer of LANDesk Software, Inc., a security and systems management software company. Subsequent to LANDesk’s acquisition by Avocent Corp. in August 2006, Mr. Felt was retained by Avocent through February 2007 to assist with transitional matters. From April 1999 to February 2005, Mr. Felt served as Chief Financial Officer of Integral Development Corporation, an on-demand software company. Mr. Felt holds a B.S. in accounting from the University of South Carolina and an M.B.A. from Stanford University Graduate School of Business.

Luen Au has served as our Chief Technology Officer since February 2009 and was our Vice President, Engineering since September 2006. From May 2001 to September 2006, Mr. Au served in a number of engineering roles at SuccessFactors, including Director of Engineering and Senior Director of Engineering. Mr. Au holds a B.A. in computer science from the University of California, Berkeley.

Robert A. Block has served as our Vice President of Customer Results since November 2010. From February 2010 to November 2010 he served as our Vice President of Professional Services. From June 2009 to January 2010, Mr. Block was a consultant to the Chief Operating Officer at InfoPrint Solutions. From October 2002 to May 2009, Mr. Block was a Consulting Partner at IBM Global Business Services, the strategic business consulting arm of IBM, and was focused primarily on designing large enterprise resource management, or ERP, and customer relationship management, or CRM solutions, for clients in the industrial sector. From June 1997 to October 2002, Mr. Block was a Consulting Partner at Pricewaterhouse Coopers and was primarily focused on ERP and CRM projects. From May 1988 to June 1997, Mr. Block was in several non-partner consulting roles at Pricewaterhouse Coopers. Mr. Block has a B.A. in business and accounting from the University of Washington.

Jeffrey W. Diana has served as our Chief People Officer since December 2010. From September 2009 to December 2010, Mr. Diana served in a consultant capacity as the Head of Business Development and Operations at Protrainer Choice International, a medical devices company. From October 2008 to April 2009, Mr. Diana was Chief Human Resources Officer at Expedia, Inc., an online travel company and from December 2006 to September 2008 Mr. Diana was Chief Human Resources Officer at Safeco Insurance Company. From August 2005 to December 2006, Mr. Diana held various human resources leadership roles at Microsoft Corporation and from May 2000 to August 2005, he held various human resources leadership roles at General Electric Company. Mr. Diana holds a B.A. in American studies from Tufts University and an M.A. in sociology from University of South Carolina.

Darryl Dickens has served as our Chief Marketing Officer since September 2010. From January 2007 to August 2010, Mr. Dickens was Head of Marketing for Hewlett-Packard Company’s Software and Solutions Division in Asia Pacific and Japan. From September 2003 to December 2006, Mr. Dickens was Director of Marketing for Asia for Mercury Interactive Corporation, an enterprise software company, until it was acquired in 2006 by Hewlett-Packard. Mr. Dickens holds a B.A. in economics from the University of Victoria.

James B. Larson has served as our Vice President of Field Operations since November 2010, Vice President of Global Enterprise and Mega Sales from May 2010 to November 2010 and Vice President of Global Enterprise Sales from September 2007 to May 2010. From June 2000 to January 2007, Mr. Larson served in various positions at Mercury Interactive Corporation, an enterprise software company, most recently as Senior Vice President of Worldwide Field Operations, including following the acquisition of Mercury Interactive by Hewlett-Packard Company. Prior to Mercury Interactive, Mr. Larson held various sales and management positions at various technology companies, including Siebel Systems, Inc. and Oracle Corporation. Mr. Larson holds a B.A. in economics from Harvard College and an M.B.A. from the Anderson School of Management at the University of California, Los Angeles.

Hillary B. Smith has served as our General Counsel since May 2010. From July 2007 to May 2010, Ms. Smith was Associate General Counsel at Yahoo! Inc., an Internet search company, and was the General Counsel of Right Media, an online exchange platform that was acquired by Yahoo! in July 2007, from January 2007 to May 2010. From March 2000 to September 2005, Ms. Smith was at DoubleClick, Inc., an Internet advertising company, initially as Deputy General Counsel and then as the Senior Vice President, General Counsel and Corporate Secretary. Before joining DoubleClick, Ms. Smith was at Paul Weiss Rifkind Wharton & Garrison following a clerkship with the Honorable Frederic Bloch in the U.S. District Court for the Eastern District of New York. Ms. Smith holds a B.A. in History from Montana State University and a J.D. from Cornell Law School.

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

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report and our other public filings. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or even all of your investment.

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal period since our inception in 2001. We experienced a net loss on a generally accepted accounting principles in the United States of America (GAAP) basis of $12.5 million for 2010. At December 31, 2010 we had an accumulated deficit of $231.3 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, operations costs, expenses related to stock-based compensation and acquisition-related charges arising from our acquisitions of Inform, CubeTree and YouCalc, and other future acquisitions we may undertake. Therefore, we may continue to incur losses for the foreseeable future. In pursuing acquisitions, it is also likely that our operating expenses will increase. Furthermore, to the extent we are successful in increasing our customer base we could also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our historic revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Because we recognize subscription and support revenue from our customers over the term of their agreements but incur most costs associated with generating customer agreements up front, rapid growth in our customer base may result in increased losses.

Because the expenses associated with generating customer agreements are generally incurred up front, but the resulting subscription and support revenue is recognized over the life of the customer agreement, increased growth in the number of customers may result in our recognition of more costs than subscription and support revenue in the earlier periods of the terms of our agreements even though the customer is expected to be profitable for us over the term of the agreement.

Our business depends substantially on customers renewing their agreements and purchasing additional modules or users from us. Any decline in our customer renewals would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their agreements with us when the initial contract term expires and also purchase additional modules or additional users. Our customers have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our renewal rates have been historically high, some of our customers have elected not to renew their agreements with us. Moreover, in some cases, some of our customers have the right to cancel their agreements prior to the expiration of the term.

Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our application suite, our customer support, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional modules or users, our revenue and billings may decline, and we may not realize significantly improved operating results from our customer base.

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

While we still face competition from paper-based processes and desktop software tools, we also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, Automatic Data Processing, Inc., Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, PeopleClick Authoria, Plateau Systems, Ltd., SAP AG, Saba Software, Inc., StepStone Solutions, SumTotal Systems Inc., Taleo Corporation and Workday, Inc. Our expanded product and feature offerings compete with those offered by other companies, including large public companies such as Google, IBM’s Cognos, Microsoft’s SharePoint Solutions and Salesforce.com and smaller private companies such as Jive Software and Socialtext. Competitive pressures may also increase with the consolidation of competitors within our market, such as the acquisition of Learn.com by Taleo, Salary.com by Kenexa, Mr. Ted by StepStone and Softscape and GeoLearning, Inc. by SumTotal.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Moreover, many software vendors could bundle products or offer them at a low price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of business execution functions at lower prices or with greater depth than our application suite. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

We made three acquisitions in 2010 and expect to acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.

We acquired three companies in 2010, and we expect to acquire or invest in other businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.

There are inherent risks in integrating and managing corporate acquisitions, and we have limited experience with acquisitions. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

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

Our operations involve the storage and transmission of our customers’ data, and security breaches could expose us to a risk of loss of this information, litigation, indemnity obligations and other liability. While we have administrative, technical, and physical security measures in place, and we try to contractually require third parties to whom we transfer data to have appropriate security measures, if our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers’ data, including personally identifiable information regarding users, our reputation could be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. We may be exposed to a greater risk of security breaches as a result of our acquisitions because the acquired businesses may use security measures and other systems that are different and less secure than ours. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.

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

We continue to experience rapid changes in headcount and operations. We grew from 188 employees at December 31, 2005 to 596 employees at December 31, 2008 to 1,047 employees at December 31, 2010 and have added additional members to our management team. We increased the size of our customer base from 341 customers at December 31, 2005 to approximately 2,600 customers at December 31, 2008 to more than 3,200 customers at December 31, 2010. The growth in our customer base has placed, and any future growth will place, a significant strain on our management, administrative, operational, legal and financial compliance infrastructure. Our success will depend in part on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage organizational changes could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Failure to adequately expand and ramp our direct sales force and develop and expand our indirect sales channel will impede our growth.

We plan to continue to invest in our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand and ramp our direct sales force and engage additional third-party channel partners, both domestically and internationally. Identifying and recruiting these people and entities and training them in the use of our application suite requires significant time, expense and attention. This expansion will require us to invest significant financial and other resources. We typically have no long-term agreements or minimum purchase commitments with any of our channel partners, and our agreements with these channel partners do not prohibit them from offering products or services that compete with ours. Our business will be seriously harmed if our efforts to expand and ramp our direct sales force and expand our indirect sales channels do not generate a corresponding significant increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business. In addition, if our channel partners increasingly offer products or services that compete with ours, or fail to become knowledgeable of our products or to provide adequate customer support, this could impair our ability to sell our products and harm our customer relationships and reputation.

The market for our application suite depends on widespread adoption of business execution.

Widespread adoption of our solutions depends on the widespread adoption of business execution by organizations. It is uncertain whether they will purchase software as a service for this function. Accordingly, we cannot assure you that a software as a service model for business execution will achieve and sustain the high level of market acceptance that is critical for the success of our business.

We have historically derived a significant portion of our revenue from sales of our performance management and goal management modules. If these modules are not widely accepted by new customers, our operating results may be harmed.

We have derived a significant portion of our historical revenue from sales of our core Performance Management and Goal Management modules but the percentage of revenue from these modules has decreased over time as we have expanded our suite of products and customers have purchased additional modules. If these core modules do not remain competitive, or if we experience pricing pressure or reduced demand for these modules, our future subscription and other revenue could be negatively affected, which would harm our future operating results.

The market for software as a service is at a relatively early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

The market for software as a service is at a relatively early stage relative to on-premise solutions, and these applications may not achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of organizations to increase their use of software as a service. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to software as a service. We have encountered customers in the past that have been unwilling to subscribe to our application suite because they could not install it on their premises. Other factors that may affect the market acceptance of software as a service include:

•	perceived security capabilities and reliability;

•	perceived concerns about ability to scale operations for large enterprise customers;

•	concerns with entrusting a third party to store and manage critical employee data; and

•	the level of configurability or customizability of the software.

If organizations do not perceive the benefits of software as a service, the market for our software may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business.

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

Prospective large enterprise customers may require customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, then the market for our application suite will be more limited among these types of customers and our business could suffer. In addition, supporting large enterprise customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our application suite, these customers have in the past and may not renew their subscriptions, seek to terminate their relationship, renew on less favorable terms, fail to purchase additional modules or additional users or assert legal claims against us. If any of these were to occur, our revenue may decline and we may not realize significantly improved operating results from our customer base.

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time-consuming and expensive, we may encounter pricing pressure and implementation challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. Our quarterly results of operations also may vary significantly depending on when we complete sales to these larger enterprise customers. For large enterprises, a purchase decision may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding our compliance with applicable privacy and data protection laws and regulations to prospective customers with international operations. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

We depend on our management team, particularly our Chief Executive Officer, our President and our key sales and development personnel, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends on the expertise and continued services of our executive officers, particularly our Chief Executive Officer and our President. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. We are also substantially dependent on the continued service of our existing development personnel because of their familiarity with the inherent complexities of our application suite and technologies.

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

We also depend on access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers, or if these providers experience outages, for any reason, we could experience disruption in delivering our application suite or we could be required to retain the services of a replacement bandwidth provider.

Our operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business.

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

Uncertainty in global economic conditions may adversely affect our business, operating results or financial condition.

Our operations and performance depend on global economic conditions. Challenging or uncertain economic conditions make it difficult for our customers and potential customers to accurately forecast and plan future business activities, and may cause our customers and potential customers to slow or reduce spending on our application suite. Furthermore, during challenging or uncertain economic times, our customers may face difficulties gaining timely access to sufficient credit and experience decreasing cash flow, which could impact their willingness to make purchases and their ability to make timely payments to us. Global economic conditions have in the past and could continue to have an adverse effect on demand for our application suite, including new bookings and renewal and upsell rates, on our ability to predict future operating results, and on our financial condition and operating results. If global economic conditions remain uncertain or deteriorate, it may materially impact our business, operating results, and financial condition.

Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules subsequently implemented by the SEC and The NASDAQ Stock Market have imposed a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. In addition, the SEC and Congress are considering additional significant corporate governance-related rules. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Our failure to adequately comply could subject us to liability, costly regulatory or other investigations, claims or litigation.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For instance, our revenue recognition policies are complex and require us to apply criteria and make judgments that affect the amounts we report in our financial statements. We make judgments based on historical experience and various other estimates and assumptions that we believe to be reasonable under the circumstances. However changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

As of December 31, 2010 we had approximately 77.1 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our “affiliates.” The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.

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

We currently lease approximately 58,700 square feet of space for use as our headquarters, including operations and research and development activities, located in San Mateo, California. The lease for this space expires in December 2014.

We operate eight data centers worldwide. Our primary data center is located in Chandler, Arizona. The hosting agreement for this facility expires in June 2011. Two additional data centers are located in Secaucus, New Jersey and Newark, Delaware. The hosting agreements for these facilities expire in September 2011 and October 2011, respectively. The Delaware data center is currently inactive. In addition, we operate two data centers in Amsterdam, The Netherlands. The hosting agreement for these facilities expires in August 2011. There are two additional data centers in Australia, one in Brisbane, residing in our offices in Brisbane, and one in Sydney for which the hosting agreement expires in October 2012. In addition, we have a non-production data center in Beijing, China for which the hosting agreement is on a month-to-month basis.

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

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock and Related Stockholder Matters

Our common stock has been traded on the NASDAQ Global Market under the symbol “SFSF” since November 20, 2007. Since January 3, 2011, our common stock has been traded on the NASDAQ Global Select Market. The following table summarizes the high and low sales prices for our common stock as reported by The NASDAQ Stock Market, for the period indicated:

Fiscal Year 2010 Quarters Ended:	High	Low
March 31, 2010	$20.93	$15.07
June 30, 2010	23.68	18.51
September 30, 2010	26.51	19.12
December 31, 2010	31.75	24.33

Fiscal Year 2009 Quarters Ended:	High	Low
March 31, 2009	$8.00	$4.92
June 30, 2009	10.50	7.15
September 30, 2009	14.63	8.27
December 31, 2009	17.49	13.61

As of February 28, 2011, we had approximately 61 stockholders of record, although we believe there are more beneficial owners.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows the total stockholder return of an investment of $100 in cash on November 20, 2007 through December 31, 2010, the last date of trading of fiscal 2010 for (1) our common stock, (2) Morgan Stanley Technology Index, and (3) the NASDAQ Composite Index. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	November 20, 2007	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
SuccessFactors	$100.00	$89.21	$43.32	$125.13	$218.57
Morgan Stanley Technology Index	$100.00	$102.83	$56.30	$95.50	$109.72
NASDAQ Composite Index	$100.00	$102.14	$60.73	$87.38	$102.16

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2010. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(2)	(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	10,580	$10.50	5,208
Equity compensation plans not approved by security holders	—	—	—

Total	10,580	$10.50	5,208

(1)	Prior to our initial public offering, we issued securities under our 2001 Stock Option Plan. Following our initial public offering, we issued securities under our 2007 Equity Incentive Plan (“2007 Plan”) and we may issue stock awards, including but not limited to restricted stock awards, restricted stock units, stock bonus awards, stock appreciation rights and performance share awards under this plan. The 2007 Plan contains a provision that the number of shares available for grant and issuance will be increased on January 1 of each of 2009-2017 by an amount equal to 5% of our shares outstanding on the immediately preceding December, 31, unless our Board of Directors, in its discretion determines to make a smaller increase.
(2)	The weighted average exercise price does not reflect the shares that will be issued upon issuance of common stock under RSUs.

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

Use of Proceeds

The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. As of December 31 2010, we used approximately $40.5 million of the proceeds from this offering for working capital. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital and potential capital expenditures and acquisitions.

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

We derived the statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 from our audited consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements and related notes which are not included in this Annual Report. The information set forth below is not necessarily indicative of results of future operations, is qualified by reference to, and should be read in conjunction with, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 15 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data (in thousands, except per share data):
Total revenue	$205,926	$153,054	$111,913	$63,350	$32,570
Total cost of revenue(1)	56,491	35,323	38,836	26,341	14,401

Gross profit	149,435	117,731	73,077	37,009	18,169

Operating expenses:(1)
Sales and marketing	99,051	80,431	92,187	70,963	32,317
Research and development	39,892	24,427	23,085	16,725	10,622
General and administrative	35,941	24,995	24,744	19,091	7,483
Revaluation of contingent consideration	(7,874)	—	—	—	—
Gain on settlement of litigation, net	—	—	(971)	—	—

Total operating expenses	167,010	129,853	139,045	106,779	50,422

Loss from operations	(17,575)	(12,122)	(65,968)	(69,770)	(32,253)
Unrealized foreign exchange gain on intercompany loan	4,954	—	—	—	—
Interest income (expense) and other, net(2)	1,414	810	1,780	(5,259)	249

Loss before provision for income taxes	(11,207)	(11,312)	(64,188)	(75,029)	(32,004)
Provision for income taxes	(1,243)	(1,322)	(764)	(425)	(42)

Net loss	$(12,450)	$(12,634)	$(64,952)	$(75,454)	$(32,046)

Net loss per common share, basic and diluted	$(0.17)	$(0.21)	$(1.21)	$(8.35)	$(13.39)

Shares used in computing net loss per common share, basic and diluted	73,939	59,534	53,803	9,036	2,393

(1)	Includes stock-based compensation expenses as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Cost of revenue	$2,826	$1,417	$1,053	$448	$94
Sales and marketing	8,300	4,451	4,084	2,269	351
Research and development	3,742	1,354	1,099	512	77
General and administrative	7,170	3,195	2,368	1,189	295

	$22,038	$10,417	$8,604	$4,418	$817

(2)	Interest income (expense) and other, net in 2007 included a $2.5 million expense related to the fair value adjustment of convertible preferred stock warrants through the date of our Initial Public Offering and a $1.9 million expense for amortization of debt issuance costs related to a warrant issued to a lender.

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and marketable securities	$356,457	$323,247	$102,364	$90,787	$26,172
Working capital (deficit)	184,803	209,571	3,882	25,871	(5,087)
Total assets	577,413	408,697	170,426	154,544	60,744
Deferred revenue, current and long-term	234,445	181,624	149,798	101,010	52,354
Long-term debt	— —	—	—	—	9,711
Convertible preferred stock warrant liability	—	—	—	—	1,496
Convertible preferred stock	— —	—	—	—	45,289
Total stockholders’ equity (deficit)	271,329	202,503	(5,376)	19,943	(64,095)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of our business and results of operations. You should read the following discussion and analysis of our financial condition in conjunction with the consolidated financial statements and notes thereto for the year ended December, 31, 2010 included in Item 15, “Exhibits and Financial Statement Schedules,” in this Annual Report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including without limitation information with respect to our plans and strategy of our business and our financial condition, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

SuccessFactors provides cloud-based, Business Execution (BizX) software that enables organizations to bridge the gap between business strategy and results. Our goal is to enable organizations to substantially increase employee productivity worldwide by enhancing our existing People Performance solutions with Business Alignment solutions to enable customers to achieve business results. Our integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Career and Development Planning; Recruiting Management; Employee Central; Analytics and Reporting; CubeTree Social Collaboration; Employee Profile; 360-Degree Review; Employee Survey; Calibration & Team Rater; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. Our suite, which is delivered through the cloud, improves business alignment, team execution and people performance to drive results for companies of all sizes. Across 168 countries and 34 languages, more than 8 million users and more than 3,200 companies leverage our application suite every day, up from approximately 300,000 users and 100 companies in 2003.

We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 5% of revenue for the year ended December 31, 2010. However, in the future we anticipate that revenue from channel partners will increase. For the year ended December 31, 2010, we did not have any single customer that accounted for more than 5% of our total revenue. We target our sales and marketing efforts at large enterprises as well as small and mid-sized organizations.

Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the year ended December 31, 2010, customers in the United States accounted for 78% of our total revenue. We intend to continue to grow our international business, and acquired Inform Business Impact (“Inform”), which is based in Australia. Accordingly, we expect the percentage of our revenue generated outside of the United States to continue to increase.

We generally invoice our customers on an annual basis even if the term of the subscription agreement is longer than one year. Amounts that have been invoiced, but that have not yet been recognized as revenue are typically recorded as deferred revenue. Accordingly, total contract value not yet invoiced is not reflected on our consolidated balance sheet as deferred revenue, but instead is treated as backlog.

For agreements with a term of more than one year, backlog initially represents the future subscription fee commitments that are payable more than one year after the initial invoice for the first 12 months of service. When a subsequent invoice for the succeeding 12 months of service is sent to a customer, the amount invoiced then is reflected in our deferred revenue, with the backlog amount decreasing by a like amount. Also excluded from backlog are fees for our other services, such as configuration services, which are reflected as current deferred revenue for the amount expected to be recognized within the following 12 months, and non current deferred revenue for the remainder. As of December 31, 2010, we had backlog of approximately $183.1 million compared with backlog of approximately $143.1 million as of December 31, 2009, due largely to the increased number of new customers. Because revenue for any period is a function of revenue recognized from deferred revenue and backlog under contracts in existence at the beginning of the period as well as contract renewals and new customer contracts during the period, backlog as of any date is not necessarily indicative of future performance. Our presentation of backlog may differ from other companies in our industry.

We have historically experienced significant seasonality in sales of subscriptions to our application suite, with a higher percentage of our customers renewing or entering into new subscription agreements in the fourth quarter of the year. Also, a significant percentage of our customer agreements within a given quarter are generally entered into during the last month of the quarter. We have derived a significant portion of our historical revenue from sales of our Performance Management and Goal Management modules, but the percentage of revenue from these modules has decreased over time as we have expanded our suite of products and customers have purchased additional modules.

We believe the market for BizX software is large and underserved. Accordingly, we might incur additional operating expenses, particularly for sales and marketing and professional services activities to pursue this opportunity, and in research and development to develop new products. We expect operating losses to continue but at lower rates as we intend to continue to pursue new customers, develop new products and acquire or invest in businesses, products or technologies that we believe could complement or expand our application suite and enhance our technical capabilities.

While we have experienced strong growth in revenues in recent periods, global economic conditions remain uncertain, with the United States and many other countries experiencing slow overall growth in 2009 and 2010. This weakening of overall global economic conditions has affected customer demand for our software and services. In 2011, we believe we could possibly see an improvement in customer demand. If this demand materializes, we could experience billings growth in comparison to what we experienced in 2010. However, due to the ratable nature of our revenue stream, 2011 revenue will be strongly influenced by customer activity that occurred in 2010. As a result, we expect revenue growth to continue in 2011, but most likely at a slower rate than the growth we experienced in 2010 even if customer demand improves.

Beginning in the third quarter of 2010, we adopted a new accounting standard (“Accounting Standards Update No. 2009-13” or “ASU 2009-13”) for arrangements with multiple deliverables, which had the effect of increasing revenue by $12.1 million for the year ended December 31, 2010 including the effects of retrospective application of the new standard to our revenues for the first and second quarters of 2010 to conform all arrangements entered into or materially modified after January 1, 2010 to the new accounting standard. Prior to adopting ASU 2009-13, we accounted for subscription and professional services deliverables of a contract as one unit of accounting with the entire arrangement fee recognized ratably over the contract term, because historically, we were not able to establish vendor specific objective evidence (VSOE) of fair value for each deliverable. Upon adoption of ASU 2009-13, we began separately accounting for and allocating revenue to subscription and professional services deliverables of a contract using our best estimated selling price to recognize revenue when the basic revenue recognition criteria for each deliverable are met. ASU 2009-13 impacted our subscription revenue by allowing earlier commencement of revenue recognition upon delivery of specific subscription deliverables of a contract instead of upon delivery of all deliverables as required under the previous accounting guidance; and impacted professional services revenue by allowing earlier recognition of revenue upon completion of work instead of ratably over the contracted term of the subscription agreement, generally one to three years. We, however, continue to recognize revenue on all professional services contracts entered into prior to January 1, 2010, ratably over the associated subscription term.

We completed the following acquisitions during 2010:

• On July 1, 2010, we acquired Inform, a provider of business analytics and workforce planning software, for $25.6 million in cash and 906,892 shares of common stock valued at approximately $12.9 million, of which 371,372 shares are held in escrow, plus performance related earn-out payments with a fair value of $5.3 million. This acquisition was not considered material to us.

• On July 13, 2010, we acquired YouCalc, a provider of real-time analytics and reporting software for $3.2 million in cash, plus earn-out payments in shares of common stock with a fair value of $1.5 million. This acquisition was not considered material to us.

• On July 20, 2010, we acquired CubeTree, a provider of social media and collaboration software, for 903,733 shares of common stock valued at approximately $18.9 million, of which 190,511 shares are held in escrow, plus a future contingent cash payment with a fair value of $27.8 million. This acquisition was deemed to be the acquisition of a “significant” business as defined under Regulation S-X.

The acquisitions completed in the third quarter of 2010 did not significantly contribute to our revenues for the year ended December 31, 2010, primarily due to the ratable nature of the revenues.

Sources of Revenue

We generate revenue from subscription fees for our software and support and fees for the provision of professional services. Our subscription agreements are noncancelable, though customers typically have the right to terminate their agreements for cause if we materially fail to perform. During 2009 and through 2010, our customer retention rate was greater than 90%. We calculate our customer retention rate by subtracting our attrition rate from 100%. We calculate our attrition rate for a period by dividing the number of customers lost during the period by the sum of the number of customers at the beginning of the period and the number of new customers acquired during the period. Although historically there has been very little variability in our retention rates, any decrease in our retention rates could negatively impact our results of operations in future periods.

Cost of Revenue

Cost of revenue primarily consists of costs related to delivering our professional services, hosting our application suite, and on-going customer support. These costs include salaries, benefits, bonuses and stock-based compensation of our data center, professional services and customer support staff, outside service provider costs, data center and networking expenses, third party royalty and referral costs and allocated overhead and depreciation expenses. We allocate overhead such as rent, information technology costs and employee benefits costs to all departments based on relative headcount. As such, general overhead expenses are reflected in cost of revenue and each operating expense category. The costs associated with providing professional services are significantly higher as a percentage of revenue than the costs associated with delivering our application suite due to the labor costs associated with providing professional services. Our cost of revenue as a percentage of total revenue decreased during 2008 and 2009 and increased in 2010, primarily due to amortization of intangibles related to acquisitions. Our cost of revenue as a percentage of total revenue was 35% in 2008, 23% in 2009 and 27% in 2010. We expect that in the future, cost of revenue may increase depending on the growth rate of our new bookings and our need to support the implementation, hosting and support of those new bookings. We also expect that cost of revenue as a percentage of total revenue could fluctuate from period to period depending on growth of our professional services business and any associated costs relating to the delivery of professional services, the timing of sales of products that have royalty and referrals associated with them, the amount and timing of amortization of intangibles from acquisitions and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our application suite and other services. The timing of these additional expenses could affect our cost of revenue, both in terms of absolute dollars and as a percentage of total revenue, in any particular quarterly or annual period.

Operating Expenses

We classify our operating expenses as follows:

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses and stock-based compensation, commissions, travel costs, and marketing and promotional events, corporate communications, advertising, other brand building and product marketing expenses, and allocated overhead. Our sales and marketing expenses, as a percentage of total revenue were 82% in 2008, 53% in 2009 and 48% in 2010. We intend to continue to invest in sales and marketing and expect spending in absolute dollars to increase moderately in 2011 and future periods as we continue to expand our business on a worldwide basis. We expect sales and marketing expense to continue to be our largest operating expense. Over the long term, we believe that sales and marketing expenses as a percentage of total revenue will decrease, but vary depending on the mix of revenue from new and existing customers and from small, mid-sized and enterprise customers, as well as the productivity of our sales and marketing programs and our sales representatives and the respective sales commission expenses.

Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation, the cost of certain third-party service providers and allocated overhead. Research and development expenses as a percentage of total revenue were 21% in 2008, 16% in 2009 and 19% in 2010. We have focused our research and development efforts on expanding our product suite, increasing functionalities and enhancing the ease of use of our application suite. We expect research and development expenses to increase moderately in absolute dollars in 2011 and future periods as we intend to release new products, features and functionalities.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance and human resources, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, other corporate expenses and allocated overhead. General and administrative expenses as a percentage of total revenue were 22% in 2008, 16% in 2009 and 17% in 2010. General and administrative expenses as a percentage of total revenue may increase or decrease as we continue to leverage our existing general and administrative personnel, professional fees and other expenses to support our anticipated growth. We expect general and administrative expenses in absolute dollars to increase at a faster pace in 2011 and future periods as we continue to support our business and acquisitions.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax liability related primarily to foreign withholding taxes and assessing valuation allowance requirements on deferred tax assets resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets.

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

Revenue Recognition

Our revenue consists of subscription fees for our cloud-based software and support and fees for the provision of other services. Our customers do not have the contractual right to take possession of the software in substantially all of the transactions. Instead, the software is delivered through the cloud from our hosting facilities. Therefore, these arrangements are treated as service agreements. We commence revenue recognition when all of the following conditions are met:

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

We early-adopted this accounting guidance in the third quarter of fiscal 2010 and retrospectively applied its provisions to applicable arrangements entered into or materially modified after January 1, 2010 (the beginning of our fiscal year).

Prior to the adoption of ASU 2009-13, we determined that we did not have objective and reliable evidence of fair value for each deliverable of its arrangements. As a result, we accounted for subscription and professional services revenue as one unit of accounting and recognized the total arrangement fee ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years.

Upon adoption of ASU 2009-13, we account for subscription and professional services revenue as separate units of account and allocate revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. Since VSOE and TPE are not available for our subscription or professional services, we use ESP.

The ESP for each deliverable is determined primarily by considering the weighted average sales price. Selling prices are weighted based on aggregate volume excluding transactions priced below the 10th percentile and above the 90th percentile of the pricing distribution to remove price outliers. In cases where we do not believe we have sufficient data points to support the use of weighted average selling price, other factors such as the frequency a given price is charged, gross margin objectives and pricing practices are used to determine ESP. These cases include new product offerings or products sold infrequently at widely varying prices. ESP’s are reviewed annually and when market or Company specific factors change significantly.

The majority of customer contracts specify the value of each undelivered element and, as a result of the contingent revenue guidance in Subtopic 605-25 paragraphs 30-4 and 30-5, the amount deferred for each undelivered element must generally be equal to the contractual amounts. In these situations, “ESP” is not a significant factor in the ultimate revenue recognition. Revenue allocated to subscription is recognized over the subscription term. Revenue allocated to professional services is recognized as services are completed for each module.

Revenue and deferred revenue as reported as of and for the year ended December 31, 2010 and our estimate of revenue and deferred revenue that would have been reported if the transactions entered into or materially modified during the year ended December 31, 2010 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As of and for the year ended December 31, 2010
	As reported	Under previous accounting guidance	Impact of adoption of ASU 2009-13
Revenue:
Subscription and support	$163,682	$160,512	$3,170
Professional services and other	42,244	33,296	8,948

Total revenue	$205,926	$193,808	$12,118

Total deferred revenue	$234,445	$246,563	$(12,118)

Accounting for Commission Payments

We defer commissions that are the incremental costs that are directly associated with noncancelable service contracts and consist of sales commissions paid to our direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer agreements. The deferred commission amounts are recoverable from the future revenue streams under the customer agreements. We believe this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the customer agreements that they should be recorded as an asset and charged to expenses over the same period that the related revenue is recognized. Amortization of deferred commissions is included in sales and marketing expenses.

During 2009, we capitalized $10.6 million of deferred commissions and amortized $7.4 million to sales and marketing expenses. During 2010, we capitalized $14.9 million of deferred commissions and amortized $10.1 million to sales and marketing expenses. As of December 31, 2010, deferred commissions on our consolidated balance sheet totaled $20.0 million.

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

To estimate the fair value of an award, we use the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all grants during 2008, 2009 and 2010, we calculated the expected term based on our historical experience from previous stock option grants. We estimate the volatility of our common stock by analyzing our historical volatility and considering volatility data of our peer group and their implied volatility. We recognize expense only for awards expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled.

We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based compensation on a prospective basis, and incorporate these factors into the Black-Scholes pricing model. As a result, if factors change, our stock-based compensation expense could be materially different in the future. We recorded stock-based compensation of $8.6 million, $10.4 million and $22.0 million during 2008, 2009 and 2010, respectively.

Allowance for Doubtful Accounts

Based on a review of the current status of our existing accounts receivable and historical collection experience, we have established an estimate of our allowance for doubtful accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided based on our collection history and current economic trends. As a result, if our actual collections are lower than expected, additional provisions for doubtful accounts may be needed and our future results of operations and cash flows could be negatively affected. Write-offs of accounts receivable and recoveries were not significant during each of 2008, 2009 and 2010.

Identified Intangible Assets

Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, trade names and trademarks which are generally amortized on a straight-line basis over the periods of benefit, ranging from two to ten years. We perform a review of identified intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There were no impairment charges related to identified intangible assets during the year ended December 31, 2010.

Goodwill

We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. We have determined that we have a single reporting unit. The impairment test is performed by determining the fair value of the reporting unit based on the market price of our common stock. If the carrying value, of the reporting unit, is less than its fair value, then the fair value is allocated to all of our assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire us. The excess of the fair value over the amounts assigned to our assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We did not record any charges related to goodwill impairment during the year ended December 31, 2010.

Contingent Consideration

We estimate the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair values of our liability-classified contingent consideration is remeasured at each reporting period, with any changes in the fair value recorded as income or expense, and such remeasurments resulted in a net gain of approximately $7.9 million for the year ended December 31, 2010. Our equity-classified contingent consideration is not remeasured. The potential undiscounted amount of all future cash payments that we could be required to make under the contingent consideration agreements is between $0 and $62.9 million as of December 31, 2010. Please see Note 3 to the Consolidated Financial Statements for further discussion.

Results of Operations

The following table sets forth selected consolidated statements of operations data for the specified periods as a percentage of revenue for each of those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2010	2009	2008
Revenue
Subscription and support	79%	80%	80%
Professional services and other	21	20	20

Total revenue	100	100	100

Cost of revenue
Subscription and support	13	12	14
Professional services and other	14	11	21

Total cost of revenue	27	23	35

Gross margin	73	77	65

Operating expenses:
Sales and marketing	48	53	82
Research and development	19	16	21
General and administrative	17	16	22
Revaluation of contingent consideration	(4)	—	—
Gain on settlement of litigation, net	—	—	(1)

Total operating expenses	80	85	124

Loss from operations	(8)	(8)	(59)
Unrealized foreign exchange gain on intercompany loan	2	—	—
Interest income and other, net	1	1	2

Loss before provision for income taxes	(5)	(7)	(57)

Provision for income taxes	(1)	(1)	(1)

Net loss	(6)%	(8)%	(58)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Year Ended December 31, 2010, 2009 and 2008

Revenue

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Revenue
Subscription and support	$163,682	$122,028	$89,155
Professional services and other	42,244	31,026	22,758

Total Revenue	$205,926	$153,054	$111,913

2010 Compared to 2009. Total revenue increased primarily due to a $54.9 million increase in the level of renewals and sale of additional subscription modules to our existing customers, offset by a slight decrease in sales to new customers of $2.0 million. We define existing customers as companies that we have sold to before and are either renewing their subscriptions, purchasing additional modules and/or adding new users, and we define new customers as companies that have never purchased from us before. The companies acquired in the third quarter of 2010 contributed $4.3 million to revenue for the year ended December 31, 2010, and we recognized additional revenues of $12.1 million for the year ended December 31, 2010 due to the adoption of ASU 2009-13. As of December 31, 2010, we had over 3,200 customers, as compared to approximately 3,100 at December 31, 2009. In the future, we expect the total revenue from existing customers to increase at a higher rate than from new customers.

Revenue from customers in the United States accounted for $160.2 million, or 78% of total revenue, in 2010, compared to $126.6 million, or 83% of total revenue, in 2009.

Subscription and support revenue

Subscription and support revenue increased by $41.7 million, or 34%. A majority of the increase in subscription and support revenue came from increase in revenue from existing customers. The adoption of ASU 2009-13 contributed approximately $3.2 million and the companies acquired in 2010 contributed $4.3 million.

Professional services and other revenue

Professional services and other revenue increased by $11.2 million, or 36%. The increase in professional services and other primarily came from the adoption of ASU 2009-13, which contributed $8.9 million.

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

Revenue from customers in the United States accounted for $126.6 million or 83%, of total revenue in 2009, compared to $96.0 million, or 86% of total revenue, in 2008.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Revenue
Subscription and support	$163,682	$122,028	$89,155
Professional services and other	42,244	31,026	22,758

Total Revenue	205,926	153,054	111,913

Cost of revenue
Subscription and support	26,552	17,763	15,604
Professional services and other	29,939	17,560	23,232

Total cost of revenue	56,491	35,323	38,836

Gross profit	$149,435	$117,731	$73,077

Gross margin	73%	77%	65%

Subscription and support cost of revenue

2010 Compared to 2009. Subscription and support cost of revenue increased by $8.8 million or 49% which was primarily driven by an increase in employee-related costs of $3.8 million resulting from an increase in headcount. Part of the headcount increase was due to acquisitions. In addition, amortization of intangibles increased by $2.9 million due to acquisitions, our data center-related costs increased by $0.8 million, allocated overhead costs increased by $0.6 million, depreciation increased by $0.5 million and travel and entertainment increased by $0.2 million.

2009 Compared to 2008. Subscription and support cost of revenue increased by $2.1 million or 14%. Increase was primarily driven by data center-related costs of $1.5 million and increase in employee-related costs of $0.6 million.

Professional services and other cost of revenue

2010 Compared to 2009. Professional services and other cost of revenue increased by $12.4 million or 70% which was primarily driven by an increase in employee-related costs of $7.0 million resulting from an increase in headcount. In addition, outside professional services increased by $4.1 million, allocated overhead costs increased by $0.6 million, due to increased headcount and travel and entertainment increased by $0.7 million.

2009 Compared to 2008. Professional services and other cost of revenue decreased by $5.7 million or 24%. Decrease was primarily driven by a shift in revenue mix. Revenue from existing customers has a lower cost of revenue compared to revenue generated from new business. In addition, employee-related costs decreased by $4.1 million due to lower headcount, travel and entertainment decreased by $0.3 million and allocated overhead costs decreased by $0.3 million due to lower headcount.

We expect that in the future, subscription and support cost of revenue and professional services and other cost of revenue may increase depending on the growth rate of our new bookings and our need to support the implementation, hosting and support of those new bookings. We also expect that subscription and support cost of revenue and professional services and other cost of revenues as a percentage of revenue could fluctuate from period to period depending on growth of our professional services business and any associated costs relating to the delivery of professional services, the timing of sales of products that have royalty and referrals associated with them, the amount and timing of amortization of intangibles from acquisitions and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our application suite and other services. The timing of these additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of total revenue, in any particular quarterly or annual period.

Gross margin decreased from 77% for 2009 to 73% for 2010. The decrease in gross margin was primarily due to increase in amortization of intangibles of $2.9 million due to acquisitions as well as an increase in headcount-related costs. In addition, our gross margin was adversely impacted by our fiscal 2010 acquisitions primarily because we were required to reduce the amount of deferred revenue to the fair value of the estimated cost to fulfill the contractual obligations related to that deferred revenue while recognizing all of the revenue-related expenses.

Gross margin increased from 65% for 2008 to 77% for 2009. The increase in gross margin was primarily due to increased revenue, increased renewals, which have lower cost of revenue as a percentage of revenue, and a larger customer base over which to spread fixed costs.

Sales and Marketing

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Sales and marketing	$99,051	$80,431	$92,187
Percent of total revenue	48%	53%	82%

2010 Compared to 2009. Sales and marketing expenses increased primarily due to a $17.3 million increase in employee-related costs primarily resulting from a $6.0 million increase in commission expenses and $4.1 million in salary, due to increased headcount. In addition, travel & entertainment increased by $1.3 million, outside services increased by $1.1 million, we had amortization of intangibles of $0.2 million, and other sales and marketing expenses of $0.2 million. These increases were offset by decreases in marketing and promotional spend of $1.5 million. We expect sales and marketing spending to increase modestly in 2011 and future periods as we continue to expand our business on a worldwide basis.

2009 Compared to 2008. Sales and marketing expenses decreased primarily due to a $5.7 million decrease in employee-related costs due to lower headcount, a decrease of $4.7 million in marketing and promotional spending, and to a lesser extent, a decrease in allocated overhead costs, facilities, depreciation and travel and entertainment costs.

Research and Development

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Research and development	$39,892	$24,427	$23,085
Percent of total revenue	19%	16%	21%

2010 Compared to 2009. Research and development expenses increased primarily due to $11.2 million increase in employee-related costs primarily resulting from increased headcount in connection with expansion of our offshore research and development teams during the year. In addition, there was an increase of $2.3 million in outside services, an increase of $1.5 million in allocated expenses and an increase of $0.4 million in travel and entertainment. We expect research and development costs to increase at a moderate pace in 2011 and future periods, as we continue to expand our offshore research and development efforts.

2009 Compared to 2008. Research and development expenses increased primarily due to a $0.5 million increase in employee-related costs, which includes an increase of $1.4 million in bonus accrual, which was offset by cost savings from offshoring some of our research and development efforts. In addition, there was an increase of $0.5 million in outside services, and an increase of $0.3 million in allocated expenses.

General and Administrative

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
General and administrative	$35,941	$24,995	$24,744
Percent of total revenue	17%	16%	22%

2010 Compared to 2009. General and administrative expenses increased primarily due to an increase of $7.8 million in employee-related costs, primarily due to increased headcount. In addition, professional and outside services increased by $4.3 million, primarily due to acquisition activities, IT/telecom increased by $0.8 million, travel and entertainment increased by $0.4 million and equipment and software increased by $0.4 million. Such increases were offset by decrease in allocated overhead costs of $2.8 million. We expect general and administrative expense to increase at a faster pace in 2011 and future periods as we continue to invest in our business and acquisitions.

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

Revaluation of contingent consideration

The following table presents our revaluation of contingent considerations for the periods presented :

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Revaluation of contingent considerations	$(7,874)	$—	$—
Percent of total revenue	(4)%	n/a	n/a

Revaluation of contingent consideration consisted of a gain of approximately $7.9 million related to a contingent consideration associated with the CubeTree acquisition. We value the contingent consideration at each reporting period for the following contingency periods: 1) CubeTree is based on our stock price over a three-year period, and 2) Inform is based on achievement of bookings for a period of 2 years following the closing of the acquisition.

Interest Income and Other, Net

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest income and other, net	$1,414	$810	$1,780
Percent of total revenue	1%	1%	2%

2010 Compared to 2009. Interest income (expense) and other, net increased by $0.6 million, primarily due to increase in interest income resulting from higher cash balances.

2009 Compared to 2008. Interest income (expense) and other, net decreased, primarily due to a $1.7 million decrease in interest income as a result of lower interest rates, partially offset by an increase in net foreign exchange gain of $0.9 million.

Unrealized Foreign Exchange Gain on Intercompany Loan

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Unrealized Foreign Exchange Gain on Intercompany Loan	$4,954	$—	$—
Percent of total revenue	2%	n/a	n/a

As the functional currency of our foreign subsidiary, where the intercompany loan is recorded, is its respective local currency, we remeasured the foreign currency into U.S. dollars at each reporting period. For the year ended December 31, 2010 such changes resulted in $5.0 million gain.

Provision for Income Taxes

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Provision for income taxes	$1,243	$1,322	$764
Effective tax rate on earnings	(11)%	(12)%	(1)%

Our effective tax rate was approximately (11)%, (12)% and (1)% in the years ended December 31, 2010, 2009 and 2008, respectively. Our effective tax rate differed from the U.S. federal statutory rate primarily due to the distribution and mixture of taxable profits in various jurisdictions resulting in foreign income taxes and certain U.S. losses not benefited due to our valuation allowance.

We have incurred operating losses in all periods to date and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for certain state taxes and foreign income taxes. In connection with our adoption of ASC 718 (SFAS No. 123R), we use the ‘with-and-without’ approach described in ASC 740 (EITF Topic No. D-32), Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations to determine the recognition and measurement of excess tax benefits. Accordingly, we have elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the income statement.

Realization of deferred tax assets depends upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have offset our net deferred tax assets which are not more-likely-than-not to be realized with a valuation allowance.

The utilization of our net operating loss could be subject to substantial annual limitation as a result of certain future events, such as acquisition or other significant equity events, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization. In addition, for the year ended December 31, 2010, the utilization of California net operating loss is not allowed due to the suspension of the net operating loss deduction under the California tax code.

Liquidity and Capital Resources

To date, substantially all of our operations have been financed through the sale of equity securities, including net cash proceeds in connection with our initial public offering of common stock completed in the fourth quarter of 2007 of approximately $104.0 million, after deducting underwriting discounts and commissions and offering costs. In June 2008, we completed a public offering raising approximately $27.4 million in net proceeds after deducting underwriting discounts and commissions of $1.5 million and other offering expenses of approximately $0.6 million. In October 2009, we completed a follow-on public offering raising approximately $202.9 million in net proceeds, after deducting underwriting discounts and commissions of $10.4 million and other offering expenses of approximately $0.6 million. In addition, we have been generating cash flow from operations since the fourth quarter of 2008.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$43,357	$15,400	$(12,025)
Net cash used in investing activities	(67,902)	(216,788)	(28,706)
Net cash provided by financing activities	22,542	208,024	28,493

Net Cash Provided by (Used in) Operating Activities

Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, increases in the number of customers using our application suite and the amount and timing of customer payments. Cash provided by (used in) operating activities has historically resulted from losses from operations, changes in working capital accounts, offset by the add back of non-cash expense items such as depreciation, amortization and expense associated with stock-based compensation awards, revaluation of contingent consideration and foreign exchange unrealized gain on an intercompany loan.

Cash provided by operating activities during 2010 consisted of a net loss of $12.5 million, adjusted for $30.9 million of non-cash depreciation, amortization and stock-based compensation expenses, and $10.1 million for the amortization of deferred commissions, offset by $7.9 million in revaluation of contingent consideration and $5.0 million in unrealized gain related to an intercompany loan. During 2010, we experienced significant increases in deferred commissions and deferred revenue as a result of the growth in our business. Other increases contributing to our cash provided by operating activities included increases in deferred revenue of $49.2 million, accrued employee compensation of $8.3 million, primarily due to the bonus accrual for 2010, accounts payable of $5.5 million, accrued expenses and other current liabilities of $2.9 million and to a lesser extent an increase in long-term income tax payable and other liabilities. These increases were offset by $21.0 million increase in accounts receivable, $14.9 million increase in deferred commissions, and $2.9 million increase in prepaid expenses and other current assets and other assets.

Cash provided by operating activities during 2009 consisted of a net loss of $12.6 million due primarily to the significant investments we incurred to grow our business, adjusted for $14.3 million of non-cash depreciation, amortization and stock-based compensation expenses, and $7.4 million for the amortization of deferred commissions. During 2010, we experienced significant increases in deferred commissions and deferred revenue as a result of the growth in our business. The increase in our deferred revenue of $31.8 million contributed to cash provided by operating activities, although this was partially offset by a $10.6 million increase in deferred commissions. The increase in accrued employee compensation of $2.4 million, primarily due to the bonus accrual for 2010, and to a lesser extent an increase in long-term tax payable and other liabilities, were offset by $13.2 million increase in accounts receivable, due to increased revenue, $2.7 million decrease in accounts payable and accrued expenses and other current liabilities, and $2.5 million increase in prepaid expenses and other current assets.

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

Net Cash Used in Investing Activities

We used $67.9 million of net cash in investing activities during 2010. This use of cash primarily resulted from $400.4 million of purchases of available-for-sale securities and from $26.1 million in business acquisitions, partially offset by $364.5 million provided from sale and maturity of available-for-sale securities. Other uses of cash related to capital expenditures of $6.0 million.

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

Net Cash Provided by Financing Activities

Cash provided by financing activities in 2010 of $22.5 million was due primarily to proceeds from the exercise of stock options arising from our stock based compensation plans.

Cash provided by financing activities in 2009 of $208.0 million was due primarily to net proceeds of $203.0 million from a follow-on public offering completed in October 2009 and proceeds from the exercise of stock options of $5.0 million.

Cash provided by financing activities in 2008 of $28.5 million was due primarily to net proceeds of $27.4 million from a public offering and proceeds from the exercise of stock options of $1.5 million.

Capital Resources

We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products and services and enhancements to existing products and services, the timing of general and administrative expenses as we grow our administrative infrastructure and integrate Inform, CubeTree and YouCalc, and the continuing market acceptance of our application suite. Our capital expenditures in 2011 are expected to grow in line with business activities. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Acquisition-related Commitments

During 2010 we completed 3 acquisitions. In connection with these acquisitions, we agreed to pay certain amounts contingent upon the achievement of agreed-upon milestones, as follows:

•

On July 1, 2010, we completed the acquisition of Inform. The earn-out provides for the payment of up to approximately $15.0 million in cash consideration upon the achievement of certain bookings revenue targets.

•

On July 13, 2010, we completed the acquisition of YouCalc. The earn-out provides for the issuance of 98,290 shares of common stock, valued at approximately $1.5 million, upon the achievement of certain product development and performance milestones.

•

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

The liabilities for contingent consideration are recorded at fair value on our consolidated balance sheet as of the acquisition dates, and those related to Inform and CubeTree are remeasured to fair value each reporting period, with any changes in the value recorded as income or expense.

Off-Balance Sheet Arrangements

We do not have any special purpose entities and, other than operating leases for office space and computer equipment which are described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations

Our principal commitments consist of obligations under leases for our office space, computer equipment and furniture and fixtures; and contractual commitments for hosting and other support services. The following table summarizes our contractual obligations as of December 31, 2010:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
	(In thousands)
Operating lease obligations	$17,064	$4,184	$10,389	$2,491	$—	$—
Contractual commitments	2,282	791	601	890	—	—
Uncertain tax positions (1)	1,987	—	—	—	—	1,987

Total	$21,333	$4,975	$10,990	$3,381	$—	$1,987

(1) As of December 31, 2010, the Company reflected $2.0 million in long term taxes payable related to uncertain tax positions. At this time, management are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies.

For a discussion of our acquisition-related commitments see “Liquidity and Capital Resources—Capital Resources” above.

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

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

Foreign Currency Exchange Risk

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2010 would result in an adverse impact on income before income taxes of approximately $1.9 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

We had cash and cash equivalents of $75.4 million and marketable securities of $281.1 million as of December 31, 2010, respectively. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash of $0.9 million is held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issues and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist of high-grade government securities with maturities of less than two years. Investments purchased with the remaining maturity of 90 days or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s equity. The average maturity of our investment portfolio is approximately 190 days; therefore the movement of interest rates should not have a material impact on our consolidated balance sheet or statement of operations.

At any time, a significant increase or decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of December 31, 2010 using a modeling technique that measures the change in the fair values arising from a hypothetical 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of December 31, 2010. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $1.7 million as of December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

Please refer to Item 15—Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year, December 31, 2010. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2010 were effective to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO Framework”). Based on that evaluation, our CEO and CFO have concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal controls over financial reporting, which it included herein.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during fiscal 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct and Ethics is available on the investor relations our website at www.successfactors.com/investor under “Corporate Governance.”

Item 11.	Executive Compensation

The information required by this item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders SuccessFactors, Inc.:

We have audited the accompanying consolidated balance sheet of SuccessFactors, Inc. and subsidiaries (“SuccessFactors, Inc.”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2010. We also have audited SuccessFactors, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SuccessFactors, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SuccessFactors, Inc. and subsidiaries as of December 31, 2010, and the result of their operations and their cash flows for year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, SuccessFactors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for multiple element revenue transactions in fiscal 2010 resulting from the adoption of a new accounting pronouncement.

/s/ KPMG LLP

Mountain View, California

March 8, 2011

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SuccessFactors, Inc.

We have audited the accompanying consolidated balance sheet of SuccessFactors, Inc. as of December 31, 2009, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuccessFactors, Inc. at December 31, 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

February 26, 2010

SUCCESSFACTORS, INC.

Consolidated Balance Sheets

	As of December 31,
	2010	2009
	(In thousands, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$75,384	$76,618
Marketable securities	281,073	246,629
Accounts receivable, net of allowance for doubtful accounts of $1,039 and $1,161	80,440	57,611
Deferred commissions	7,106	5,950
Prepaid expenses and other current assets	8,022	5,679

Total current assets	452,025	392,487
Restricted cash	913	931
Property and equipment, net	8,737	5,787
Deferred commissions, net of current portion	12,854	9,233
Goodwill	64,077	—
Intangible assets	37,832	—
Other assets	975	259

Total assets	$577,413	$408,697

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$7,254	$794
Accrued expenses and other current liabilities	11,433	7,220
Accrued employee compensation	23,467	14,546
Deferred revenue	219,868	160,356
Acquisition-related contingent consideration	5,200	—

Total current liabilities	267,222	182,916
Deferred revenue, net of current portion	14,577	21,268
Long term income taxes payable	1,987	1,643
Contingent consideration, less current portion	21,050	—
Other long-term liabilities	1,248	367

Total liabilities	306,084	206,194
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 77,137 and 71,748 shares issued and outstanding (excluding 0 and 4 legally issued and outstanding) as of December 31, 2010 and 2009, respectively)	77	72
Additional paid-in capital	499,343	421,419
Accumulated other comprehensive income (loss)	3,258	(89)
Accumulated deficit	(231,349)	(218,899)

Total stockholders’ equity	271,329	202,503

Total liabilities and stockholders’ equity	$577,413	$408,697

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenue
Subscription and support	$163,682	$122,028	$89,155
Professional services and other	42,244	31,026	22,758

Total revenue	205,926	153,054	111,913

Cost of revenue(1)
Subscription and support	26,552	17,763	15,604
Professional services and other	29,939	17,560	23,232

Total cost of revenue	56,491	35,323	38,836

Gross profit	149,435	117,731	73,077

Operating expenses:(1)
Sales and marketing	99,051	80,431	92,187
Research and development	39,892	24,427	23,085
General and administrative	35,941	24,995	24,744
Gain on settlement of litigation, net	—	—	(971)
Revaluation of contingent consideration	(7,874)	—	—

Total operating expenses	167,010	129,853	139,045

Loss from operations	(17,575)	(12,122)	(65,968)
Unrealized foreign exchange gain on intercompany loan	4,954	—	—
Interest income and other, net	1,414	810	1,780

Loss before provision for income taxes	(11,207)	(11,312)	(64,188)
Provision for income taxes	(1,243)	(1,322)	(764)

Net loss	$(12,450)	$(12,634)	$(64,952)

Net loss per common share, basic and diluted	$(0.17)	$(0.21)	$(1.21)

Shares used in computing net loss per common share, basic and diluted	73,939	59,534	53,803

(1)	Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2010	2009	2008
Cost of revenue	$2,826	$1,417	$1,053
Sales and marketing	8,300	4,451	4,084
Research and development	3,742	1,354	1,099
General and administrative	7,170	3,195	2,368

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss

	Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares		Amount
			(In thousands)
Balances at December 31, 2007	51,350		$51	$161,150	$55	$(141,313)	$19,943
Issuance of common stock upon exercise of stock options	1,496		1	1,479	—	—	1,480
Stock-based compensation	—		—	8,604	—	—	8,604
Issuance of common stock in connection with follow-on public offering, net of issuance costs incurred	2,500		3	27,427	—	—	27,430
Vesting of stock option shares exercised early	357		1	2,247	—	—	2,248
Issuance of common stock in connection with net exercise of common stock warrant	287		—	—	—	—	—
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—		—	—	(179)	—	(179)
Unrealized gain on marketable securities	—		—	—	50	—	50
Net loss	—		—	—	—	(64,952)	(64,952)

Comprehensive loss	—		—	—	—	—	(65,081)

Balances at December 31, 2008	55,990		56	200,907	(74)	(206,265)	(5,376)
Exercise of stock options and stock grants to board members for board services	1,552		2	5,023	—	—	5,025
Vested restricted stock units converted to shares	74		—	—	—	—	—
Stock-based compensation	—		—	10,417	—	—	10,417
Issuance of common stock in connection with follow-on public offering, net of issuance costs incurred	13,800		14	203,041	—	—	203,055
Vesting of stock option shares exercised early	332		—	2,031	—	—	2,031
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—		—	—	(138)	—	(138)
Unrealized gain on marketable securities	—		—	—	123	—	123
Net loss	—		—	—	—	(12,634)	(12,634)

Comprehensive loss	—		—	—	—	—	(12,649)

Balances at December 31, 2009	71,748		72	421,419	(89)	(218,899)	202,503
Exercise of stock options	3,678		4	22,653	—	—	22,657
Vested restricted stock units converted to shares	457		—	—	—	—	—
Stock-based compensation	—		—	22,038	—	—	22,038
Issuance cost incurred in prior year follow-on public offering	—		—	(111)	—	—	(111)
Issuance of common stock in connection with acquisitions	1,250	*	1	31,797	—	—	31,798
Contingent consideration in connection with acquisition	—		—	1,540	—	—	1,540
Vesting of stock option shares exercised early	4		—	7	—	—	7
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—		—	—	3,258	—	3,258
Unrealized gain on marketable securities	—		—	—	89	—	89
Net loss	—		—	—	—	(12,450)	(12,450)

Comprehensive loss	—		—	—	—	—	(9,103)

Balances at December 31, 2010	77,137		$77	$499,343	$3,258	$(231,349)	$271,329

*	Excludes 561 thousand shares held in escrow in connection with Inform and Cubetree acquisitions.

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,450)	$(12,634)	$(64,952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,645	3,964	3,885
Gain (loss) on disposal of property and equipment, net	75	(62)	193
Amortization of deferred commissions	10,120	7,383	6,572
Stock-based compensation expense	22,038	10,417	8,604
Amortization of intangible assets	3,118	—	—
Gain on revaluation of contingent consideration	(7,874)	—	—
Unrealized foreign exchange gain on intercompany loan	(4,954)	—	—
Changes in assets and liabilities:
Accounts receivable	(21,044)	(13,165)	(2,374)
Deferred commissions	(14,896)	(10,553)	(7,043)
Prepaid expenses and other current assets	(2,164)	(2,455)	(877)
Other assets	(715)	(61)	102
Accounts payable	5,511	(1,166)	(1,635)
Accrued expenses and other current liabilities	2,888	(1,470)	2,142
Accrued employee compensation	8,312	2,387	(6,106)
Long-term income tax payable	344	788	855
Other liabilities	190	201	(179)
Deferred revenue	49,213	31,826	48,788

Net cash provided by (used in) operating activities	43,357	15,400	(12,025)

Cash flows from investing activities:
Restricted cash	118	317	(284)
Capital expenditures	(6,040)	(2,844)	(4,479)
Proceeds from sale of assets	1	88	—
Acquisitions, net of cash acquired	(26,089)	—	—
Purchase of available-for-sale securities	(400,355)	(323,537)	(78,086)
Maturities of available-for-sale securities	222,963	104,654	46,160
Sale of available-for-sale securities	141,500	4,534	7,983

Net cash used in investing activities	(67,902)	(216,788)	(28,706)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	22,657	5,025	1,480
Proceeds from early exercise of stock options, net	—	—	162
Proceeds from public offerings, net of offering costs	(111)	203,055	26,885
Principal payments on capital lease obligations	(4)	(56)	(34)

Net cash provided by financing activities	22,542	208,024	28,493

Effect of exchange rate changes on cash and cash equivalents	769	123	(177)

Net (decrease) increase in cash and cash equivalents	(1,234)	6,759	(12,415)
Cash and cash equivalents at beginning of year	76,618	69,859	82,274

Cash and cash equivalents at end of year	$75,384	$76,618	$69,859

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$—	$165	$268
Income taxes	1,029	392	95

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.

Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Organization

Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the Company). The Company provides cloud-based business execution software solutions that enable organizations to bridge the execution gap between business strategy and results. The Company’s goal is to enable organizations to substantially increase employee productivity worldwide by enhancing its existing people performance solutions with business alignment solutions to enable customers to achieve business results. The Company’s integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Career and Development Planning; Recruiting Management; Employee Central; Analytics and Reporting; CubeTree Social Collaboration; Employee Profile; 360-Degree Review; Employee Survey; Calibration & Team Rater; and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in other regions in the United States, Europe, Asia, Canada and Latin America.

Public Offerings

In November 2007, the Company completed its initial public offering, selling approximately 11,619,000 shares of its common stock for approximately $104 million in net proceeds. Since 2007, the Company has used the net proceeds for general corporate purposes, including the expansion of sales and marketing, research and development, working capital and capital expenditures.

In June 2008, and October 2009, the Company completed follow-on offerings, raising net proceeds of approximately $27.4 million and $202.9 million, respectively.

Reclassifications

In the third quarter of fiscal 2010, the Company included a $3.5 million unrealized foreign exchange gain on an intercompany loan in “effect of exchange rate changes” on cash and cash equivalents in its consolidated statement of cash flows for the nine months ended September 30, 2010. This unrealized gain should have been reflected as an adjustment to reconcile net loss to net cash provided by operating activities; therefore net cash provided by operating activities for the nine months ended September 30, 2010 was overstated by $3.5 million. The accompanying consolidated statement of cash flows for the year ended December 31, 2010 correctly reflects this gain as an adjustment to reconcile net loss to net cash provided by operating activities. The error had no impact on cash and cash equivalents, the consolidated statement of operations or the consolidated balance sheet.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable for annual financial information. The Company’s consolidated financial statements include the accounts of SuccessFactors, Inc. and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated statements of operations to conform to the 2010 presentation. During 2010, the Company segregated its revenue and cost of revenue into subscription and support and professional services and other.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including those related to revenue recognition, recoverability of accounts receivable, provision for income taxes, commission and bonus payments, fair values of marketable securities, fair value of acquired intangible assets, fair value of acquisition related contingent consideration and the determination of the fair market value of stock options, including the use of forfeiture estimates. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting segment and operating unit structure, specifically the provision of cloud-based business execution software and associated services for employee performance and business alignment.

Revenue Recognition

Revenue consists of subscription fees for the Company’s software and support and fees for the provision of professional services. The Company’s customers do not have the contractual right to take possession of the software in substantially all of the transactions. Instead, the software is delivered through the cloud from the Company’s hosting facilities. In the infrequent circumstance in which a customer of the Company has the contractual right to take possession of the software, the Company has determined that the customers would incur a significant penalty to take possession of the software. Therefore, these arrangements are treated as service agreements. The Company commences revenue recognition when all of the following conditions are met:

•	Persuasive evidence of an arrangement;

•	Subscription or services have been delivered to the customer;

•	Collection of related fees is reasonably assured; and

•	Related fees are fixed or determinable.

Additionally, if an agreement contains non-standard acceptance or requires non-standard performance criteria to be met, the Company defers revenues until these conditions are satisfied. Signed agreements are used as evidence of an arrangement. The Company assesses cash collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. If the Company determines that collectability is not reasonably assured, the Company defers the revenue recognition until collectability becomes reasonably assured, generally upon receipt of cash. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company’s arrangements are typically noncancelable, though customers typically have the right to terminate their agreement for cause if the Company materially fails to perform.

The Company recognizes the total contracted subscription revenue ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years. Subscription terms commence on the later of the start date specified in the subscription arrangement, the date the customer’s module is provisioned or when all of the revenue recognition criteria have been met. The Company generally considers delivery to have occurred upon provisioning of the module, which is the point in time that a customer is provided access to use the Company’s cloud-based application suite. Indirect taxes, including sales and use tax amounts and goods and service tax amounts, collected from customers have been recorded on a net basis.

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

Prior to the adoption of ASU 2009-13, the Company determined that it did not have objective and reliable evidence of fair value for each deliverable of its arrangements. As a result, the Company accounted for subscription and professional services revenue as one unit of accounting and recognized the total arrangement fee ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years.

Upon adoption of ASU 2009-13, the Company accounts for subscription and professional services revenue as separate units of accounting and allocates revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. Since VSOE and TPE are not available for the Company’s subscription or professional services, the Company uses ESP.

The ESP for each deliverable is determined primarily by considering the weighted average sales price. Selling prices are weighted based on aggregate volume excluding transactions priced below the 10th percentile and above the 90th percentile of the pricing distribution to remove price outliers. In cases where the Company does not believe it has sufficient data points to support the use of weighted average selling price, other factors such as the frequency a given price is charged, gross margin objectives and pricing practices are used to determine ESP. These cases include new product offerings or products sold infrequently at widely varying prices. ESP’s are reviewed annually and when market or Company specific factors change significantly.

The majority of customer contracts specify the value of each undelivered element and, as a result of the contingent revenue guidance in Subtopic 605-25 paragraphs 30-4 and 30-5, the amount deferred for each undelivered element must generally be equal to the contractual amounts. In these situations, “ESP” is not a significant factor in the ultimate revenue recognition. Revenue allocated to subscription is recognized over the subscription term. Revenue allocated to professional services is recognized as services are completed for each module.

Revenue and deferred revenue as reported as of and for the year ended December 31, 2010 and the Company’s estimate of revenue and deferred revenue that would have been reported if the transactions entered into or materially modified during the year ended December 31, 2010 were subject to previous accounting guidance, are shown in the following table (in thousands):

	As of and for the year ended December 31, 2010
	As reported	Under previous accounting guidance	Impact of adoption of ASU 2009-13
Revenue:
Subscription and support	$163,682	$160,512	$3,170
Professional services and other	42,244	33,296	8,948

Total revenue	$205,926	$193,808	$12,118

Total deferred revenue	$234,445	$246,563	$(12,118)

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

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with noncancelable subscription agreements and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, typically one to three years, with some agreements having durations of up to five years. The deferred commission amounts are recoverable from the future revenue streams under the noncancelable subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the noncancelable subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Deferred commissions associated with subscription agreements for which revenue recognition has not commenced as of December 31, 2010 are classified as long-term deferred commissions.

During the year ended December 31, 2010, the Company capitalized $14.9 million of deferred commissions and amortized $10.1 million to sales and marketing expense. As of December 31, 2010, deferred commissions on the Company’s consolidated balance sheet totaled $20.0 million.

Identified Intangible Assets

Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, tradenames and trademarks which are generally amortized on a straight-line basis over the periods of benefit, ranging from two to ten years. The Company performs a review of identified intangible assets whenever events of changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There were no impairment charges related to identified intangible assets during the year ended December 31, 2010.

Goodwill

The Company performs a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The Company has determined that it is a single reporting unit. The impairment test is performed by determining the fair value of the reporting unit based on the market price of the Company’s common stock. If the Company’s carrying value, of the reporting unit is less than its fair value, then the fair value is allocated to all of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire the Company. The excess of the fair value over the amounts assigned to the Company’s assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company did not record any charges related to goodwill impairment during the year ended December 31, 2010.

Contingent Consideration

The Company estimates the fair value of contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair values of liability classified contingent consideration is remeasured at each reporting period, with any changes in the fair value recorded as income or expense, and such remeasurements resulted in a net gain of approximately $7.9 million for the year ended December 31, 2010. The potential undiscounted amount of all future cash payments that the Company could be required to make under the contingent consideration agreements is between $0 and $62.9 million as of December 31, 2010.

Equity-classified contingent consideration issued in business combinations, is recognized at fair value as of the acquisition date and not adjusted in subsequent periods

Research and Development

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of expenses for research and development staff, the cost of certain third-party service providers and allocated overhead.

Software Development Costs

The Company capitalizes qualifying computer software costs that are incurred during the application development stage and amortizes them over the software’s estimated useful life. Due to the Company’s delivery of product releases on a monthly basis, there have been no material qualifying costs incurred during the application development stage in any of the periods presented. On occasion, the Company allows customers to take possession of the Company’s software products. Accordingly, the capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.

Further, compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is more likely than not that an uncertain tax position will be sustained upon examination by a taxing authority. These estimates are subject to change.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with remaining maturities at the date of purchase of 90 days or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.

Marketable Securities

The Company classifies its marketable securities as available-for-sale. Accordingly available-for-sale securities are carried at fair value, with the unrealized gains and losses, reported as a separate component of stockholders’ equity (deficit). The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income and other, net. Interest on securities classified as available-for-sale is included as a component of interest income. As the Company’s marketable securities are considered by the Company as available to support current operations, these securities have been classified as current assets on the consolidated balance sheets.

Restricted Cash

The Company’s restricted cash balances at December 31, 2010 and 2009 were as follows (in thousands):

	As of December 31,
	2010	2009
Certificates of deposit and guarantees in connection with corporate leases	$506	$524
Credit card deposits	407	407

	$913	$931

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

Observable inputs are based on market data obtained from independent sources. As of December 31, 2010, the Company did not have any financial assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3).

Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable by customer and historical collection experience. The allowance for doubtful accounts decreased by $122,000 in the year ended December 31, 2010 and increased by $434,000 in the year ended December 31, 2009, respectively. Write-offs of accounts receivable and recoveries were not significant during each of the years ended December 31, 2010 and 2009.

	Balance at Beginning of Period	Additions Charged to Cost, Expenses	Deductions	Balance at End of Period
2008	$481	$280	$(34)	$727
2009	727	702	(267)	1,161
2010	1,161	315	(438)	1,039

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

When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on that sale or retirement is reflected in other income (expense) and other, net.

Concentrations of Credit Risk and Significant Customers and Suppliers

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash and accounts receivable. The Company maintains an allowance for doubtful accounts. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company does not require its customers to provide collateral. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. No customer represented more than 10% of revenue in any of the three years in the period ended December 31, 2010.

As of December 31, 2010, the Company had international subsidiaries in over twenty countries. Long- lived assets at these subsidiaries were not significant as of December 31, 2010 or December 31, 2009. Revenue by geographic region, based on billing address of the customer, was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Americas	$169,912	$132,171	$99,398
Europe	28,514	16,401	9,239
Asia Pacific	7,500	4,482	3,276

	$205,926	$153,054	$111,913

The Company’s revenue from customers based in the United States was $160.2 million, $126.6 million and $96.0 million for the years ended December 31, 2010, 2009 and 2008 and these amounts are included in the Americas line in the table above.

The Company’s cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

The Company serves its customers and users from eight hosting facilities, located in Arizona, Delaware, New Jersey, Europe, Australia and China. The Company has internal procedures to restore services in the event of disasters at its current hosting facilities. Even with these procedures for disaster recovery in place, the Company’s service could be significantly interrupted during the implementation of the procedures to restore services.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity (deficit). Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. Foreign currency transaction gains and losses are included in net loss. All assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the respective exchange rates in effect on the consolidated balance sheet dates. The Company recognized a $5.0 million unrealized foreign exchange gain related to an intercompany loan in 2010.

Advertising Expenses

Advertising is expensed as incurred as a component of sales and marketing expenses on the consolidated statement of operations. Advertising expense was $2.3 million, $3.8 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Comprehensive Income

Comprehensive income (loss) consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments and unrealized gains (losses) on marketable securities of $3.3 million and $15 thousand are included in accumulated other comprehensive income (loss) for fiscal year 2010 and 2009 respectively. Accumulated other comprehensive loss has been reflected in stockholders’ equity.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of December 31,
	2010	2009
Foreign currency translation and other adjustments	$3,256	$(2)
Net unrealized gain on marketable securities	2	(87)

	$3,258	$(89)

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

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

3. Business Combinations

The Company completed the following business combinations during fiscal 2010:

•

On July 1, 2010, the Company acquired Inform Business Impact (“Inform”), a provider of business analytics and workforce planning software, for $25.6 million in cash and 906,892 shares of common stock valued at approximately $12.9 million, of which 371,372 shares are held in escrow, plus contingent consideration based on performance related earn-out payments with a fair value of $5.3 million. This acquisition was not considered material to the Company.

•

On July 13, 2010, the Company acquired Epista Software A/S (“YouCalc”), a provider of real-time analytics and reporting software for $3.2 million in cash, plus contingent consideration based on performance related earn-out payments in shares of common stock with a fair value of $1.5 million. This acquisition was not considered material to the Company.

•

On July 20, 2010, the Company acquired CubeTree, Inc., (“CubeTree”) a provider of social media and collaboration software, for 903,733 shares of common stock valued at approximately $18.9 million, of which 190,511 shares are held in escrow, plus a future contingent cash payment with a fair value of $27.8 million.

Each of these acquisitions was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The total purchase price for each acquisition was comprised of the following (amounts in thousands, except shares):

	Shares Issued	Purchase Consideration	Net Tangible Assets Acquired/(liabilities assumed)	Purchased Intangible Assets	Goodwill
Inform	906,892	$43,838	$(1,412)	$23,900	$21,350
YouCalc	—	4,676	(20)	3,710	986
CubeTree	903,733	46,653	67	8,120	38,466

Total	1,810,625	$95,167	$(1,365)	$35,730	$60,802

Transaction costs associated with the business combinations completed in fiscal 2010 were expensed as incurred, totaled $2.1 million for the year ended December 31, 2010 and are included general and administrative expenses on the consolidated statement of operations.

The initial purchase price allocation for all acquisitions completed in fiscal 2010 is preliminary as of December 31, 2010. Changes to amounts recorded as assets or liabilities, may result in a corresponding adjustment to goodwill. The goodwill recorded in connection with the Company’s business combinations is primarily related to the ability of the acquired companies to develop new products and technologies in the future and expected synergies to be achieved in connection with the acquisitions. The goodwill recognized is not expected to be deductible for income tax purposes, except for approximately $1.0 million of goodwill related to the YouCalc acquisition.

In connection with the business combinations, the Company agreed to pay certain amounts contingent upon the achievement of agreed-upon milestones, as follows:

•

The Company agreed to pay additional cash consideration on a sliding scale of up to $15.0 million to the former shareholders of Inform upon achievement of certain revenue bookings target during the first two twelve month periods subsequent to the acquisition date. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $5.3 million, based on the present value of the expected payments over each of the two twelve month periods. The valuation method used to estimate the fair value of the contingent consideration arrangement included significant inputs that are not observable in the market (Level 3 inputs), with key assumptions including (i) varying probability of criteria achievement, and (ii) discount rate based on the prime lending rate as of the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make for contingent consideration under the agreement between $0 and $15.0 million which will be remeasured on a quarterly basis and any changes in fair value recorded as an adjustment to the contingent consideration liability and an offsetting increase or decrease to income or expense. For the year ended December 31, 2010, the Company recorded a gain of approximately $1.2 million related to change in the fair value of the contingent consideration which includes a $1.1 million unrealized foreign currency translation gain. In addition, the Company agreed to make additional cash payments of up to $5.0 million to the former shareholders of Inform based upon their continued employment with the Company for two years, as of the close of the transaction. This arrangement is considered compensatory and therefore, $5.0 million is being recognized as compensation expense over the requisite two-year service period. The Company recognized $1.3 million of compensation expense related to this arrangement for the year ended December 31, 2010.

•

The Company agreed to issue 98,290 shares of common stock to the former shareholders of YouCalc upon the achievement of certain product development and performance milestones. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $1.5 million. The valuation method used to estimate the acquisition date fair value of the contingent consideration arrangement was based on significant inputs that are not observable in the market (Level 3 inputs), with key assumptions including (i) expected lock-up period for common stock issued, (ii) volatility based on the Company’s historical volatility and the volatility implied by traded options on the Company’s common stock, (ii) probability of achieving the milestones, and (iv) a likely issuance date of 9 months after the date of acquisition. The contingent consideration is considered equity classified and is therefore not subject to remeasurement post acquisition.

•

The Company agreed to pay additional cash consideration of up to approximately $47.9 million to the former shareholders of CubeTree on the three-year anniversary of the closing or at such earlier time as a change of control of the Company occurs (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the common stock issued as consideration at the closing (the “Market Value”) is less than approximately $47.9 million or $53.01 per share (the “Guaranteed Value”), subject to adjustments, the Company will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”). The aggregate Top-Up Payment will be reduced to the extent of any sale, transfer or other disposition of any of the consideration (subject to certain limited exceptions). Such right to receive the Top-Up Payment will terminate in the event the value of the shares of the consideration paid at closing equals or exceeds approximately $47.9 million or $53.01 per share at any time prior to the Top-Up Payment Date. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $27.7 million, using the Monte Carlo Simulation approach. This valuation method was based on significant inputs that are not observable in the market (Level 3 inputs), with key assumptions including (i) expected term of three years, (ii) rate of return based on the yield on the three year U.S. Treasury bill (iii) volatility based on the Company’s historical stock price volatility and the volatility implied by traded options in the company’s common stock, and (iv) strike price of $53.01. As of December 31, 2010, the potential undiscounted amount of the payment that the Company could be required to make on the Top-Up Payment Date is between $0 and approximately $47.9 million. On a quarterly basis the Company will remeasure the fair value of the contingent consideration and any changes will be recorded as an adjustment to the contingent consideration liability. For the year ended December 31, 2010, the Company recorded a gain of approximately $6.7 million related to change in the fair value of the contingent consideration.

The business combinations in 2010 contributed approximately $4.3 million of the Company’s revenue for the year ended December 31, 2010 and contributed approximately $5.0 million of net loss for the year ended December 31, 2010.

Pro Forma Financial Information

The pro forma financial information in the table below summarizes the combined results of operations for the Company and CubeTree, which was considered a significant acquisition for the purposes of pro forma financial information disclosure, as though the companies were combined as of the beginning of each period presented. The pro forma financial information for all periods presented includes the accounting effects resulting from the CubeTree acquisition including amortization charges from acquired intangible assets and stock-based compensation charges for unvested restricted stock-based awards, as though the Company and CubeTree were combined as of January 1, 2010. The related tax effect was insignificant. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of CubeTree had taken place as of the beginning of each period presented.

	Years Ended December 31,
	(in thousands except per share data)
	2010	2009
Revenue	$206,022	$153,059
Net loss	$(16,470)	$(15,186)
Net loss per common share and diluted	$(0.22)	$(0.26)

4. Balance Sheet Accounts

Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consisted of (in thousands):

	As of December 31,
	2010	2009
Computers, equipment and software	$16,379	$11,236
Furniture and fixtures	2,468	1,915
Vehicles	42	42
Leasehold improvements	4,204	3,047

	23,093	16,240
Less accumulated depreciation and amortization	(14,356)	(10,453)

	$8,737	$5,787

Depreciation and amortization expense totaled $4.0 million, $4.0 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities as of December 31, 2010, consisted of the following (in thousands):

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$23,538	$—	$—	$23,538
Cash equivalents:
Money market funds	33,000	—	—	33,000
Commercial paper	18,846	—	—	18,846

Total cash equivalents	51,846	—	—	51,846

Total cash and cash equivalents	75,384	—	—	75,384
Marketable securities:
U.S. Treasury bills and bonds	9,836	—	(2)	9,834
U.S. Government and agency securities	196,167	119	(81)	196,205
International government securities	5,050	6	—	5,056
Commercial paper	21,315	—	—	21,315
Corporate debt securities	48,651	9	(75)	48,585
Marketable equity securities	50	28	—	78

Total marketable securities	281,069	162	(158)	281,073

Total cash, cash equivalents and marketable securities	$356,453	$162	$(158)	$356,457

The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of December 31, 2010. Investments in unrealized loss positions for less than 12 months and their related fair value as of December 31 2010 were as follows (in thousands):

	As of December 31, 2010
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury bills and bonds	$3,935	$(2)	$3,935	$(2)
U.S. Government and agency securities	72,042	(81)	72,042	(81)
Corporate debt securities	25,964	(75)	25,964	(75)

Total	$101,941	$(158)	$101,941	$(158)

The following table summarizes the estimated fair value of our investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

As of December 31, 2010
Due within 1 year	$214,164
Due within 1 year through 5 years	66,831
Due within 5 years through 10 years	—
Due after 10 years	—

Total marketable debt securities	$280,995

Cash, cash equivalents and marketable securities as of December 31, 2009, consisted of the following (in thousands):

	As of December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$8,914	$—	$—	$8,914
Cash equivalents:
Money market funds	67,704	—	—	67,704

Total cash equivalents	67,704	—	—	67,704

Total cash and cash equivalents	76,618	—	—	76,618
Marketable securities:
U.S. Treasury bills and bonds	115,478	—	—	115,478
U.S. Government and agency securities	131,248	—	(158)	131,090
Corporate debt securities	—	—	—	—
Marketable equity securities	50	11	—	61

Total marketable securities	246,776	11	(158)	246,629

Total cash, cash equivalents and marketable securities	$323,394	$11	$(158)	$323,247

The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of December 31, 2009. Investments in unrealized loss positions for less than 12 months and their related fair value as of December 31, 2009 were as follows (in thousands):

	As of December 31, 2009
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$131,090	$(158)	$131,090	$(158)

Total	$131,090	$(158)	$131,090	$(158)

The Company did not recognize any other-than-temporary impairments for the years ended December 31, 2010 or 2009.

Goodwill

Goodwill consisted of the following (in thousands):

Balance at December 31, 2009	—
Additions	$60,802
Foreign currency translation	3,275

Balance at December 31, 2010	$64,077

As the functional currencies of the Company’s foreign subsidiaries, where goodwill is recorded, are their respective local currencies, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end. Foreign currency translation adjustments are included in other comprehensive income (loss).

Purchased Intangible Assets

The following tables present details of the intangible assets acquired through business combinations during fiscal 2010 (in thousands, except years):

	Weighted- Average Useful Life (in Years)	Gross	Accumulated Amortization	Foreign currency translation	Net
Technology	7	$33,730	$(2,920)	$4,808	$35,618
Customer relationships	5	1,000	(99)	206	1,107
Trademark and tradename	5	1,000	(99)	206	1,107

Total purchased intangible assets with finite lives		$35,730	$(3,118)	$5,220	$37,832

As of December 31, 2010, the Company expects amortization expense in future periods to be as follows (in thousands):

2011	$7,324
2012	7,255
2013	7,009
2014	5,394
2015	2,768
thereafter	8,082

Total	$37,832

The following table presents the amortization of purchased intangible assets (in thousands):

	Year Ended
	December 31, 2010	December 31, 2009
Technology	$2,920	$—
Customer relationships	99	—
Trademark and Tradename	99	—

	$3,118	$—

Of these amounts, $2.9 million and $0.2 million were included in cost of revenue (subscription and support) and sales and marketing expenses for the year ended December 31, 2010, respectively. There was no amortization of purchased intangibles recorded for the year ended December 31, 2009.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2010 and 2009 consisted of (in thousands):

	As of December 31,
	2010	2009
Accrued royalties	$1,785	$1,136
Accrued partner referral fees	219	114
Deferred rent	36	56
Indirect taxes	902	2,091
Accrued other liabilities	8,491	3,823

	$11,433	$7,220

Accrued employee compensation as of December 31, 2010 and 2009 consisted of (in thousands):

	As of December 31,
	2010	2009
Accrued bonus payable	$6,895	$5,356
Accrued commission payable	12,279	7,356
Accrued vacation	1,809	875
All other accrued employee compensation payable	2,484	959

	$23,467	$14,546

5. Commitments and Contingencies

Lease Commitments

The Company leases office space under non-cancelable operating leases with various expiration dates through December 2015. The Company recognizes rent expense on the straight-line basis over the lease period. The Company’s lease agreements for the facilities have the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $3.5 million, $2.9 million, and $2.7 million respectively.

As of December 31, 2010, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Year Ending December 31:	Operating Leases
2011	$4,184
2012	3,765
2013	3,473
2014	3,151
2015	1,444
Thereafter	1,047

Total minimum lease payments	$17,064

Warranties and Indemnification

The Company’s application suite is warranted to perform in a manner consistent with industry standard warranties, including performing materially in accordance with the Company’s on-line help documentation under normal use and circumstances.

Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its services infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of those indemnifications and has not accrued any liabilities related to these obligations in the accompanying consolidated financial statements.

The Company has entered into service level agreements with a majority of its customers warranting defined levels of uptime availability and permitting those customers to receive service credits and/or to terminate their agreements in the event that the Company fails to meet those service levels. To date, the Company has not experienced any significant failures to meet defined levels of uptime availability as a result of those agreements and, accordingly, has not accrued any liabilities related to these agreements in the accompanying consolidated financial statements.

6. Fair Value Measurements

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

The following table presents the cash equivalents, marketable securities, and liabilities carried at fair value as of December 31, 2010 (in thousands):

		Fair Value Measurements Using
Description	As of December 31, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$33,000	$33,000	$—	$—
Commercial paper	18,846	18,846	—	—

Total cash equivalents	51,846	51,846	—	—

Marketable securities:
U.S. Treasury bills and bonds	9,834	9,834	—	—
U.S. Government and agency securities	196,205	—	196,205	—
International government securities	5,056	—	5,056	—
Commercial paper	21,315	—	21,315	—
Corporate debt securities	48,585	—	48,585	—
Marketable equity securities	78	78	—	—

Total	$281,073	$9,912	$271,161

Liabilities:
Acquisition, non-equity contingent consideration	$26,250	$—	$—	$26,250

As of December 31, 2010, the carrying value of the Company’s cash equivalents approximated their fair value and represented approximately 15% of the Company’s total cash, cash equivalent, and marketable securities portfolio, which was held primarily in money market funds and commercial paper. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Marketable securities are considered available-for-sale and are carried in the Company’s consolidated financial statements at fair market value, with changes in value recognized as unrealized gains and losses, net of tax, in other comprehensive income. Gross unrealized gains and losses on cash equivalents and marketable securities were not material as of December 31, 2010 and 2009. Accumulated gains and losses are reclassified to earnings when the securities are sold.

Acquisition-related Contingent Consideration

The Company estimates the fair value of acquisition-related liability classified contingent consideration using various valuation approaches including the Monte Carlo Simulation approach, Finnerty option model and discounted cash flow model. The contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The unrealized gains and losses related to the contingent considerations were included in operating expenses on the consolidated statement of operations.

The following tables present a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2010 (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Balance as of December 31, 2009	$—
Contingent consideration issued in business combinations	33,020
Total change in fair value	(7,874)
Foreign currency translation	1,104

Balance as of December 31, 2010	$26,250

7. Stockholders’ Equity

Preferred Stock

The Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share and to determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. At December 31, 2010 and 2009, no shares of preferred stock were outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. Holders of common stock are entitled to one vote per share on all matters to be voted upon by stockholders of the Company.

Common Stock Warrants

The Company issued a warrant to an investor in June 2006 to purchase up to 499,535 shares of the Company’s common stock at an exercise price of $4.80 per share. In May 2008, the investor elected to exercise a net exercise provision of the warrant agreement and converted warrants to purchase 499,535 shares of common stock into 287,033 shares of common stock. At December 31, 2010, the Company had no common stock warrants outstanding.

8. Stock-Based Compensation

Stock Plans

In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan which was terminated upon the completion of the Company’s initial public offering. In November 2007, the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (the “Stock Plan”) to replace the 2001 Stock Option Plan immediately following the Company’s initial public offering. The Stock Plan provides for the issuance of incentive and nonstatutory stock options restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Stock

Plan are generally for periods not to exceed ten years and must be issued at prices not less than 100% of the estimated fair value of the shares of common stock on the date of grant as determined by the Board of Directors. The Stock Plan provides for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant. Options, or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule.

For non-cash, stock-based awards exchanged for employee services, the Company measures stock-based compensation on the grant date, based on the fair value of the award, and recognizes expense over the requisite service period, which for the Company is generally the vesting period. To estimate the fair value of an award, the Company uses the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all grants during 2010, 2009 and 2008, the Company calculated the expected term based on its historical experience from previous stock option grants. The Company estimates the volatility of its common stock by analyzing its historical volatility and considering volatility data of its peer group and their implied volatility. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised, and cancelled.

During the years ended December 31, 2010, 2009, and 2008, the Company recognized $22.0 million, $10.4 million, and $8.6 million in stock-based compensation expense, respectively. The Company’s stock-based compensation expense is recorded within operating expenses on the consolidated statement of operations.

There was no capitalized stock-based compensation cost, and there were no recognized stock-based compensation tax benefits during the years ended December 31, 2010, 2009, and 2008.

The fair value of options granted to employees during the years ended December 31, 2010, 2009 and 2008 were determined using the following weighted-average assumptions for employee grants:

	Year Ended December 31,
	2010	2009	2008
Expected life (in years)	4.37	4.36	3.95
Risk-free interest rate	1.69%	1.82%	2.40%
Expected volatility	62%	69%	55%
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$11.47	$4.27	$4.13

During 2010, the Company granted options to purchase a total of 120,000 shares of common stock to members of its Board of Directors at $22.08 per share which vest quarterly over a one year period. The fair value of these options granted was based on the following assumptions: expected life from grant date (in years) of 2.4 years; risk-free interest rate of 0.91%; expected volatility of 57.9%; dividend yield of 0% for a weighted average estimated fair value of $7.77 per share.

A summary of the Company’s stock option activity for the year ended December 31, 2010 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)(1)
Balance at December 31, 2009	10,879	$6.58
Options granted	1,564	$22.95
Exercised	(3,675)	$6.16
Canceled	(953)	$10.87

Balance at December 31, 2010	7,815	$9.64	6.91	$151,039

Exercisable as of December 31, 2010	4,603	$6.02	6.10	$105,614

Vested and expected to vest(2)	7,427	$9.24	6.83	$146,527

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $28.96 of our common stock on December 31, 2010.
(2)	Options expected to vest reflect an estimated forfeiture rate.

Additional information regarding options outstanding as of December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Subject to Options	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Shares Subject to Options	Weighted- Average Exercise Price per Share
	(In thousands)			(In thousands)
$0.02 – $1.30	1,381	4.92	$1.06	1,381	$1.06
1.60 – 7.28	1,330	7.32	5.10	751	4.78
7.56 – 8.31	698	7.44	8.04	346	8.01
8.50 – 8.50	1,433	6.43	8.50	1,202	8.50
8.75 – 12.53	1,305	6.70	9.72	843	9.61
13.45 – 29.68	1,668	8.59	21.98	80	19.48

Total	7,815	6.91	$9.64	4,603	$6.02

The weighted-average grant-date fair value of options granted during the years ended December 31 2010, 2009, and 2008 was $11.47, $4.27, and $4.13, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $65.4 million, $10.6 million, and $13.3 million, respectively. The total grant date fair value of stock options that vested during the years ended December 31, 2010, 2009 and 2008 was $4.1 million, $2.7 million and $1.2 million respectively. As of December 31, 2010 there was $19.6 million of unrecognized stock-based compensation cost related to stock options. The unrecognized compensation cost is expected to be recognized over an average period of 2.33 years.

There was no capitalized stock-based employee compensation cost and there were no recognized stock-based compensation tax benefits during the years ended December 31, 2010, 2009 and 2008.

The following table summarizes the activity for the Company’s unvested restricted stock units (RSUs) for the year ended December 31, 2010:

	Unvested Restricted Stock Units
	Number of Shares	Weighted -Average Grant-Date Fair Value
	(In thousands)
Unvested at December 31, 2009	1,390	$11.52
Granted	2,170	12.77
Vested	(457)	13.21
Forfeited	(338)	5.67

Unvested at December 31, 2010	2,765	$12.94

Expected to vest after December 31, 2010(1)	2,241

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

As of December 31, 2010, there was $40.3 million of unrecognized compensation cost related to employee RSUs. This amount is expected to be recognized over a weighted average period of 3.18 years.

Stock Awards Issued to Non-employees

The Company accounts for stock awards issued to non-employees based on the fair value of the equity instrument issued. During the years ended December 31, 2010, 2009 and 2008, the Company granted options to purchase 12,000, 18,000, and 0 shares of common stock, respectively, to non-employees. The Company recorded stock-based compensation expense of $0.2 million, $0.2 million and $0.1 million for the fair value of stock options granted to non-employees during the years ended December 31, 2010, 2009 and 2008, respectively.

Common Stock

The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of December 31,
	2010	2009
Stock Plans:
Options and awards outstanding	10,580	12,269
Stock available for future grants	5,208	5,159

	15,788	17,428

9. Interest and Other Income, Net

	Year Ended December 31,
	2010	2009	2008
Interest income	$1,350	$570	$2,342
Interest expense	(17)	48	425
Realized gain on marketable securities	10	—	3
Foreign currency exchange gain (loss)	142	128	(807)
Other income (expense)	(71)	64	(183)

Interest and other income, net	$1,414	$810	$1,780

10. Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including options and warrants. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. Securities that could potentially dilute basic net income per share in the future as of December 31, 2010, 2009 and 2008 were 11.1 million, including 0.6 million shares held in escrow in connection with Inform and Cubetree acquisitions, 12.3 million and 12.4 million, respectively.

The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(12,450)	$(12,634)	$(64,952)

Weighted average common shares outstanding, net of weighted-average shares subject to repurchase	73,939	59,534	53,803

Net loss per common share, basic and diluted	$(0.17)	$(0.21)	$(1.21)

11. Income Taxes

The Company’s geographical breakdown of its loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$(12,940)	$(12,500)	$(65,307)
Foreign	1,733	1,188	1,119

Loss before provision for income taxes	$(11,207)	$(11,312)	$(64,188)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current provision:
Federal	$1	$(7)	$(8)
State	132	(4)	—
Foreign	1,151	1,333	772

Total current provision	1,284	1,322	764
Deferred provision:
Federal	5	—	—
State	1	—	—
Foreign	(47)	—	—

Total deferred provision	(41)	—	—

Total	$1,243	$1,322	$764

A reconciliation of the benefit for income taxes at the statutory rate to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Tax benefit at federal statutory rate	$(3,812)	$(3,846)	$(21,789)
State taxes, net of federal benefit	(549)	(567)	(3,924)
Research and development credits	(1,184)	(878)	(1,468)
Foreign operations taxed at different rates	320	802	323
Stock compensation	2,325	1,353	3,331
Nondeductible expenses	306	294	614
Gain on remeasurement of acquisition related contingent consideration	(3,120)	—	—
Change in valuation allowance	6,957	4,164	23,677

Provision for income taxes	$1,243	$1,322	$764

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Reserves and accruals	$11,700	$5,697
Deferred revenue	8,278	8,209
Depreciation and amortization	8,985	9,359
Net operating loss carryforwards	57,893	53,331
Stock-based compensation	4,783	3,939
Tax credit carryforwards	5,567	4,293
Other	19	625

Gross deferred tax assets	97,225	85,453
Valuation allowance	(92,870)	(85,453)

Total deferred tax assets	4,355	—
Deferred tax liabilities:
Acquired intangibles	(3,680)	—
Acquired goodwill	(5)	—

Total deferred tax liabilities	(3,685)	—

Net deferred tax assets	$670	$—

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets and certain foreign deferred tax assets. Outside of purchase accounting adjustments, the Company’s valuation allowance increased by $7.0 million, $5.8 million and $25.9 million in the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $199.6 million, $199.4 million and $11.1 million, respectively. Of these amounts, $62.3 million and $53.1 million, respectively, represent federal and state tax deductions from stock option compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2023 through 2030 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2013 through 2030. The foreign net operating loss carryforwards will carryforward indefinitely if not utilized.

The Company uses the ‘with-and-without’ approach to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2010, the amount of such excess tax benefits from stock options included in net operating losses was $62.3 million. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the income statement.

As of December 31, 2010, the Company had U.S. federal and state tax credit carryforwards of approximately $3.3 million and $3.0 million, respectively. The federal credit will expire at various dates beginning in 2022 through 2030, if not utilized. California state research and development credits can be carried forward indefinitely.

Net operating loss carryforwards and credit carryforwards reflected above are subject to limitations due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company does not provide for U.S. federal income and state income taxes on all of the non-U.S. subsidiaries’ undistributed earnings of $1.9 million as of December 31, 2010, because these earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to nominal U.S. federal and state income taxes.

As of December 31, 2008, the Company had gross unrecognized tax benefits of approximately $1.8 million, of which $855,000 would impact the effective tax rate if recognized. As of December 31, 2009, the Company had gross unrecognized tax benefits of approximately $2.7 million, of which $1.6 million would impact the effective tax rate if recognized. As of December 31, 2010, the Company had gross unrecognized tax benefits of approximately $3.8 million, of which $2.0 million would impact the effective tax rate if recognized. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2010, the Company accrued interest of $23 thousand in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009, is as follows (in thousands):

	2010	2009
Balance at January 1	$2,747	$1,844
Additions based on tax positions taken during a prior period	575	271
Reductions based on tax positions taken during a prior period	—	—
Additions based on tax positions taken during the current period	509	632
Reductions based on tax positions taken during the current period	—	—

Balance at December 31	$3,831	$2,747

The company’s material jurisdictions are the United States federal and California, which remain open to examination by the appropriate governmental agencies for tax years 2007 to 2010 and 2006 to 2010, respectively. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

12. Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees. Participants may contribute up to a maximum of $16,500 and $15,500 in pre-tax contributions and up to $5,500 and $5,000 of pre-tax catch-up contributions if 50 years of age or older for calendar years 2010 and 2009 respectively. The Company is not required to contribute to the plan. The Company made no contributions in 2010 and 2009 and contributed approximately $675,000 in fiscal 2008.

13. Related Party

In connection with the Inform acquisition in July 2010, the Company assumed a noncancelable operating lease for an office building in Brisbane, Australia, owned by the former owners of Inform and who are now stockholders of the Company. The lease expires in 2015, with future payment obligations of approximately $5.0 million. The associated rent expense was approximately $0.4 million for the year ended December 31, 2010.

14. Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-K with the SEC.

15. Selected Quarterly Financial Data (unaudited) (in thousands, expect per share data)

	Quarter Ended
	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
Total revenue	$44,735	$49,503	$51,536	$60,152
Gross profit	34,145	37,766	35,062	42,462
Loss from operations	(3,315)	(1,541)	(7,276)	(5,442)
Net loss	$(3,710)	$(1,875)	$(2,814)	$(4,051)
Net loss per common share, basic and diluted	$(0.05)	$(0.03)	$(0.04)	$(0.05)

	Quarter Ended
	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
Total revenue	$35,220	$36,940	$38,685	$42,209
Gross profit	26,731	28,993	29,854	32,153
Loss from operations	(5,620)	(2,358)	(2,078)	(2,066)
Net loss	$(5,682)	$(2,321)	$(1,972)	$(2,659)
Net loss per common share, basic and diluted	$(0.10)	$(0.04)	$(0.03)	$(0.04)

In the third quarter of fiscal 2010, the Company early adopted EITF 08-01 (ASU 2009-13), and retrospectively applied the new accounting standard to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company’s fiscal year). The adoption of ASU 2009-13 increased revenue in the first and second quarter of fiscal 2010 by $959,000 and $2,659,000, respectively, and resulted in a corresponding reduction in the net loss of $942,000 and $2,600,000, respectively. Financial information for the first and second quarter of fiscal 2010 has been revised to reflect the adoption of ASU 2009-13.

During the three months ended December 31, 2010, the Company identified revenue errors associated with the third quarter adoption of ASU 2900-13. These errors understated revenues in the third quarter of fiscal 2010 by approximately $584,000, and, upon correction, overstated the fourth quarter revenues by the same amount. The Company concluded that these errors were immaterial to the third and fourth quarter of fiscal 2010.

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

SUCCESSFACTORS, INC.

By:	/s/ LARS DALGAARD
Name:	Lars Dalgaard
Title:	Chief Executive Officer

Date: March 8, 2011

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

Signature	Title	Date

/S/ LARS DALGAARD Lars Dalgaard	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2011

/S/ BRUCE C. FELT, JR. Bruce C. Felt, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2011

/S/ DOUGLAS J. BURGUM Douglas J. Burgum	Chairperson of the Board of Directors	March 8, 2011

/S/ ERIC C. W. DUNN Eric C. W. Dunn	Director	March 8, 2011

/S/ WILLIAM H. HARRIS, JR. William H. Harris, Jr	Director	March 8, 2011

/S/ WILLIAM E. MCGLASHAN, JR. William E. McGlashan, Jr.	Director	March 8, 2011

/S/ ELIZABETH A. NELSON Elizabeth A. Nelson	Director	March 8, 2011

/S/ JOHN G. SCHWARZ John G. Schwarz	Director	March 8, 2011

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement dated February 4, 2010, by and among Registrant, the Shareholders of Infohrm listed therein, the Guarantors listed therein and the Shareholders’ Agent.	8-K	001-33755	2.1	2/9/2010

2.2	Agreement and Plan of Merger by and among Registrant, Congo Acquisition Corp., Congo Acquisition LLC, CubeTree, Inc. and Gus Tai, as Stockholders’ Agent dated as of May 3, 2010.	8-K	001-33755	2.1	7/22/2010

3.1	Restated Certificate of Incorporation of Registrant.	10-K	001-33755	3.1	3/5/2008

3.2	Amended and Restated Bylaws of Registrant.	10-K	001-33755	3.2	3/5/2008

4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-144758	4.1	10/31/2007

10.1	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers.	S-1	333-144758	10.1	7/20/2007

10.2*	2001 Stock Option Plan.	S-1	333-144758	10.2	7/20/2007

10.3*	Form of Stock Option Agreement and Exercise Notice and Restricted Stock Purchase Agreement under the 2001 Stock Option Plan.	S-1	333-144758	10.3	7/20/2007

10.4*	2007 Equity Incentive Plan.	S-1/A	333-144758	10.4	11/13/2007

10.5*	Form of Notice of Stock Option Grant, Stock Option Agreement and Stock Option Exercise Agreement, Notice of Restricted Stock Award Grant and Restricted Stock Purchase Agreement, Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement, Notice of Stock Bonus Award Grant and Stock Bonus Agreement and Notice of Stock Appreciation Right Grant and Stock Appreciation Right Agreement under the 2007 Equity Incentive Plan.	S-1/A	333-144758	10.5	11/9/2007

10.6*	Employment Letter Agreement, dated May 27, 2010, between Registrant and Lars Dalgaard.	S-1	333-144758	10.18	7/20/2007

10.7*	Offer Letter, dated October 10, 2006, between Registrant and Bruce C. Felt, Jr.	S-1	333-144758	10.7	7/20/2007

10.8*	Offer Letter, dated November 4, 2010, between Registrant and Doug Dennerline.	8-K	001-33755	99.1	11/10/2010

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9*	Amended Offer Letter, dated May 27, 2010, between Registrant and James Larson.	8-K	001-33755	10.1	5/28/2010

10.10*	Mutual Separation Agreement and General Release of Claims, dated December 9, 2010, between Registrant and Vicki Bernholz.	8-K/A	001-33755	99.1	12/13/2010

10.11*	Change in Control Plan, adopted July 27, 2010, and Form of Notice of Participation thereunder	8-K	001-33755	99.1, 99.2	7/28/2010

10.12*	Description of 2010 Corporate Bonus Plan, as amended, and Form of Irrevocable Election Form to 2010 Corporate Bonus Plan	8-K	001-33755	99.1, 99.2	8/30/2010

10.13	Office Lease Agreement, dated August 24, 2006, between Registrant and CLPF-BridgePointe, L.P.	S-1	333-144758	10.10	7/20/2007

10.14	e-business Hosting Agreement, dated June 30, 2003, between Registrant and International Business Machines Corporation.	S-1	333-144758	10.11	7/20/2007

21.1	Subsidiaries of Registrant					X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature page hereto)					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates management contract or compensatory plan or arrangement.