Form 10-Q
period 2011-03-31
SuccessFactors, Inc.
filed 2011-05-09
CIK 1402305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-33755
____________________________________________
SUCCESSFACTORS, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________

Delaware	94-3398453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Fashion Island Blvd., Suite 300 San Mateo, California	94404
(Address of principal executive offices)	(Zip Code)
(650) 645-2000
(Registrant’s telephone number, including area code)
_____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:      Yes   ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 2, 2011, there were approximately 79,021,121 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$158,232	$75,384
Marketable securities	209,259	281,073
Accounts receivable, net of allowance for doubtful accounts of $1,518 and $1,039	62,661	80,440
Deferred commissions	7,677	7,106
Prepaid expenses and other current assets	10,727	8,022
Total current assets	448,556	452,025
Restricted cash	918	913
Property and equipment, net	9,353	8,737
Deferred commissions, less current portion	10,604	12,854
Goodwill	67,023	64,077
Intangible assets	40,231	37,832
Other assets	936	975
Total assets	$577,621	$577,413
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,540	$7,254
Accrued expenses and other current liabilities	15,471	11,433
Accrued employee compensation	18,829	23,467
Deferred revenue	217,335	219,868
Acquisition-related contingent considerations	2,222	5,200
Total current liabilities	259,397	267,222
Deferred revenue, less current portion	12,236	14,577
Long-term income taxes payable	2,056	1,987
Acquisition-related contingent considerations, less current portion	12,435	21,050
Other long-term liabilities	2,350	1,248
Total liabilities	288,474	306,084
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock: $0.001 par value; 200,000 shares authorized; 78,088 and 77,137 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	79	77
Additional paid-in capital	513,536	499,343
Accumulated other comprehensive income	4,162	3,258
Accumulated deficit	(228,630)	(231,349)
Total stockholders’ equity	289,147	271,329
Total liabilities and stockholders’ equity	$577,621	$577,413
See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue
Subscription and support	$51,192	$36,480
Professional services and other	16,406	8,255
Total revenue	67,598	44,735
Cost of revenue
Subscription and support	9,435	5,144
Professional services and other	10,635	5,446
Total cost of revenue	20,070	10,590
Total gross profit	47,528	34,145
Operating expenses:
Sales and marketing	30,971	22,242
Research and development	13,766	7,725
General and administrative	13,660	7,494
Revaluation of contingent considerations	(11,659)	—
Total operating expenses	46,738	37,461
Income (loss) from operations	790	(3,316)
Unrealized foreign exchange gain on intercompany loan	536	—
Interest income (expense) and other, net	784	(266)
Income (loss) before benefit for (provision of) income taxes	2,110	(3,582)
Benefit for (provision of) income taxes	609	(128)
Net income (loss)	$2,719	$(3,710)
Basic net income (loss) per common share	$0.04	$(0.05)
Diluted net income (loss) per common share	$0.03	$(0.05)
Shares used in per share calculation:
Basic	77,542	72,008
Diluted	82,982	72,008
See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,719	$(3,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,741	1,273
Amortization of deferred commissions	4,164	2,100
Stock-based compensation expense	7,648	5,026
Amortization of intangible assets	1,645	—
Revaluation of contingent considerations	(11,659)	—
Unrealized foreign exchange gain on intercompany loan	(536)	—
Changes in assets and liabilities:
Accounts receivable, net	17,803	15,149
Deferred commissions	(2,485)	(1,892)
Prepaid expenses and other current assets	(2,691)	(1,508)
Other assets	39	(396)
Accounts payable	(1,714)	(335)
Accrued expenses and other current liabilities	3,230	244
Accrued employee compensation	(4,638)	(6,024)
Long-term income taxes payable	69	(35)
Other liabilities	(49)	(87)
Deferred revenue	(4,874)	3,326
Net cash provided by operating activities	10,412	13,131
Cash flows from investing activities:
Restricted cash	(5)	3
Capital expenditures	(1,867)	(632)
Proceeds from sale of assets	—	1
Acquisitions, net of cash acquired	(2,823)	—
Purchases of available-for-sale securities	(28,643)	(34,459)
Proceeds from maturities of available-for-sale securities	69,507	26,100
Proceeds from sales of available-for-sale securities	30,423	20,000
Net cash provided by investing activities	66,592	11,013
Cash flows from financing activities:
Proceeds from exercise of stock options, net	5,362	1,936
Principal payments on capital lease obligations	—	10
Net cash provided by financing activities	5,362	1,946
Effect of exchange rate changes on cash and cash equivalents	482	(104)
Net increase in cash and cash equivalents	82,848	25,986
Cash and cash equivalents at beginning of period	75,384	76,618
Cash and cash equivalents at end of period	$158,232	$102,604
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period, or for any other future year.
The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC) on March 8, 2011. There have been no significant changes in the Company’s critical accounting policies from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
In the third quarter of fiscal 2010, the Company early adopted Accounting Standards Update No. 2009-13 (“ASU 2009-13”) related to accounting for multiple-deliverable revenue arrangements, and retrospectively applied the new accounting standard to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company's fiscal year). The adoption of ASU 2009-13 increased subscription and support revenue and professional services and other revenue by $0.3 million and $0.7 million, respectively, in the first quarter of fiscal 2010, which resulted in a corresponding reduction in net loss of $0.9 million. Financial information for the first quarter of fiscal 2010 has been revised to reflect the adoption of ASU 2009-13.
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

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13, which amended the accounting guidance for multiple-deliverable revenue arrangements to:

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
The Company early-adopted this accounting guidance and retrospectively applied its provisions to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company’s 2010 fiscal year).
Prior to the adoption of ASU 2009-13, the Company determined that it did not have objective and reliable evidence of fair value for each deliverable of its arrangements. As a result, the Company accounted for subscription and professional services revenue as one unit of accounting and recognized the total arrangement fee ratably over the contracted term of the subscription

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

agreement, generally one to three years although terms can extend to as long as five years.
Upon adoption of ASU 2009-13, the Company accounts for subscription and professional services revenue as separate units of account and allocates revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. Since VSOE and TPE are not available for the Company’s subscription or professional services, the Company uses ESP.
The ESP for professional services deliverables is determined primarily by considering cost plus a targeted range of gross margins. ESP for subscription services is generally determined based on the renewal rate offered to the customer to renew the service. Those renewal rates are used when they are considered substantive based on the Company’s normal pricing practices, which consider the modules purchased, the number of users, the term of the arrangement, and targeted discounts to internal pricing guidelines.
In a minority of cases where other evidence of ESP is not available, we use the weighted average selling price of a deliverable to determine its ESP. When weighted average selling prices are used (generally in the absence of other evidence), selling prices are weighted based on aggregate volume excluding transactions priced below the 10 percentile and above the 90 percentile of the pricing distribution to remove price outliers.
The majority of customer contracts specify the value of each undelivered element and, as a result of the contingent revenue guidance in Subtopic 605-25 paragraphs 30-4 and 30-5, the amount deferred for each undelivered element must generally be at or above the contractual amounts.
Revenue allocated to subscription is recognized over the subscription term. Revenue allocated to professional services is recognized under the percentage of completion method using the ratio of hours incurred to estimated total hours or, for short term projects, upon completion.
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
The previously reported quarterly results have been retrospectively adjusted to reflect the adoption as of the beginning of fiscal year 2010. Refer to Note 2, “Revenue Recognition” in the 2010 Form 10-K for additional information on the impact of adoption.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with noncancelable subscription agreements and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the noncancelable terms of the related customer contracts, typically one to three years, with some agreements having durations of up to five years. The deferred commission amounts are recoverable from the future revenue streams under the noncancelable subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the noncancelable subscription that they should be recorded as an asset and charged to expense over the same period that the associated subscription or professional services revenue is recognized.
Amortization of deferred commissions is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations. Deferred commissions associated with subscription agreements for which revenue recognition has not commenced as of March 31, 2011 are classified as long-term deferred commissions.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the three months ended March 31, 2011, the Company capitalized $2.5 million of deferred commissions and amortized $4.2 million to sales and marketing expense. As of March 31, 2011, deferred commissions on the Company’s unaudited condensed consolidated balance sheet totaled $18.3 million.
Contingent Considerations
The Company estimates the fair value of contingent considerations issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair values of liability classified contingent considerations are remeasured at each reporting period, with any changes in the fair value recorded as income or expense, and such remeasurements resulted in a net gain of approximately $11.7 million for the three months ended March 31, 2011. The potential undiscounted amount of all future cash payments that the Company could be required to make under the contingent considerations is between $0 and $62.9 million as of March 31, 2011.
Equity-classified contingent considerations issued in business combinations are recognized at fair value as of the acquisition date and not adjusted in subsequent periods.
2. Recent Accounting Pronouncements
Effective January 2011, the Company adopted ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations", which requires enhanced disclosure requirements and description of material, nonrecurring pro forma adjustments directly attributable to a business combination. These additional requirements became effective January 1, 2011 for business combinations for which the acquisition date is after the effective date. The adoption of this accounting update did not have any impact on the Company's unaudited condensed consolidated financial statements.
3. Business Combination
On March 17, 2011, the Company acquired Jambok, Inc., (“Jambok”), a provider of social learning software, for $2.8 million in cash, and 63,728 shares of common stock with estimated fair value of approximately $2.0 million, of which 15,412 shares are held in escrow. Furthermore, the Company agreed to pay additional cash and stock considerations with 50% payable in shares of stock and 50% payable in cash up to $4.7 million to the former shareholders of Jambok based upon their continued employment with the Company for three years, as of the close of the transaction. The Company did not record any acquisition-related liabilities in connection with this arrangement, as it is considered compensatory in nature, and therefore, it will be recognized as compensation expense over the requisite three-year service period. This acquisition was not considered material to the Company.
The acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The total purchase price was comprised of the following (unaudited, amounts in thousands, except shares):

	Shares Issued	Purchase Consideration	Net tangible liabilities assumed	Purchased intangible assets	Goodwill
Jambok	63,728	$4,810	$(1,117)	$3,404	$2,523
Transaction costs associated with Jambok were expensed as incurred, and such transaction costs were $0.2 million for the three months ended March 31, 2011 and are included in general and administrative expenses on the unaudited condensed consolidated statement of operations.
The initial purchase price allocation is preliminary. Changes to amounts recorded as assets or liabilities, such as tax assets and liabilities, may result in a corresponding adjustment to goodwill. The goodwill recorded in connection with the Company’s business combinations is primarily related to the ability of Jambok to develop new products and technologies in the future and expected synergies to be achieved in connection with the acquisition. Refer to Note 13, "Income Taxes” regarding the tax effect of the acquisition on our unaudited condensed consolidated financial statements. Jambok's results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The goodwill recognized is not expected to be deductible for income tax purposes.
4. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (unaudited, in thousands):

	As of March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$36,184	$—	$—	$36,184
Cash Equivalents:
Money market funds	45,130	—	—	45,130
U.S. Treasury bills and bonds	51,197	—	—	51,197
Commercial paper	25,721	—	—	25,721
Total cash equivalents	122,048	—	—	122,048
Total cash and cash equivalents	158,232	—	—	158,232
Marketable securities:
U.S. Treasury bills and bonds	3,896	1	—	3,897
U.S. government and agency securities	150,803	77	(58)	150,822
Foreign government securities	5,018	1	—	5,019
Commercial paper	5,996	—	—	5,996
Corporate debt securities	43,455	44	(56)	43,443
Marketable equity securities	50	32	—	82
Total marketable securities	209,218	155	(114)	209,259
Total cash, cash equivalents and marketable securities	$367,450	$155	$(114)	$367,491
The Company did not recognize any other-than-temporary impairments during the three months ended March 31, 2011.
The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of March 31, 2011. Investments in unrealized loss positions for less than 12 months and their related fair value as of March 31, 2011 were as follows (unaudited, in thousands):

	As of March 31, 2011
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury bills and bonds	$22,597	$—	$22,597	$—
U.S. government and agency securities	46,161	(58)	46,161	(58)
Commercial paper	7,997	—	7,997	—
Corporate debt securities	11,801	(56)	11,801	(56)
Total	$88,556	$(114)	$88,556	$(114)
 The Company did not realize any significant gains or losses on marketable securities during the three months ended March 31, 2011.
As of March 31, 2011, the following table summarizes the estimated fair value of the Company's investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (unaudited, in thousands):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of
March 31, 2011
Due within 1 year	$155,870
Due within 1 year through 5 years	53,307
Due within 5 years through 10 years	—
Due after 10 years	—
Total marketable debt securities	$209,177
Cash, cash equivalents and marketable securities as of December 31, 2010, consisted of the following (in thousands):

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$23,538	$—	$—	$23,538
Cash equivalents:
Money market funds	33,000	—	—	33,000
Commercial paper	18,846	—	—	18,846
Total cash equivalents	51,846	—	—	51,846
Total cash and cash equivalents	75,384	—	—	75,384
Marketable securities:
U.S. Treasury bills and bonds	9,836	—	(2)	9,834
U.S. government and agency securities	196,167	119	(81)	196,205
Foreign government securities	5,050	6	—	5,056
Commercial paper	21,315	—	—	21,315
Corporate debt securities	48,651	9	(75)	48,585
Marketable equity securities	50	28	—	78
Total marketable securities	281,069	162	(158)	281,073
Total cash, cash equivalents and marketable securities	$356,453	$162	$(158)	$356,457
The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of December 31, 2010. Investments in unrealized loss positions for less than 12 months and their related fair value as of December 31, 2010 were as follows (in thousands):

	As of December 31, 2010
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury bills and bonds	$3,935	$(2)	$3,935	$(2)
U.S. government and agency securities	72,042	(81)	72,042	(81)
Corporate debt securities	25,964	(75)	25,964	(75)
Total	$101,941	$(158)	$101,941	$(158)
As of December 31, 2010, the following table summarizes the estimated fair value of the Company's investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
 The following table presents cash equivalents, marketable securities, and acquisition-related contingent considerations carried at fair value, as of March 31, 2011 (unaudited, in thousands):

		Fair Value Measurements Using
	As of March 31, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents:
Money market funds	$45,130	$45,130	$—	$—
U.S. Treasury bills and bonds	51,197	51,197	—	—
Commercial paper	25,721	—	25,721	—
Total cash equivalents	$122,048	$96,327	$25,721	$—
Marketable securities:
U.S. Treasury bills and bonds	$3,897	$3,897	$—	$—
U.S. government and agency securities	150,822	—	150,822	—
Foreign government securities	5,019	—	5,019	—
Commercial paper	5,996	—	5,996	—
Corporate debt securities	43,443	—	43,443	—
Marketable equity securities	82	82	—	—
Total marketable securities	$209,259	$3,979	$205,280	$—
Liabilities:
Contingent considerations	$14,657	$—	$—	$14,657
The following table presents cash equivalents, marketable securities, and acquisition-related contingent considerations carried at fair value, as of December 31, 2010 (in thousands):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

		Fair Value Measurements Using
	As of December 31, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents:
Money market funds	$33,000	$33,000	$—	$—
Commercial paper	18,846	18,846	—	—
Total cash equivalents	$51,846	$51,846	$—	$—
Marketable securities:
U.S. Treasury bills and bonds	$9,834	$9,834	$—	$—
U.S. government and agency securities	196,205	—	196,205	—
Foreign government securities	5,056	—	5,056	—
Commercial paper	21,315	—	21,315	—
Corporate debt securities	48,585	—	48,585	—
Marketable equity securities	78	78	—	—
Total marketable securities	$281,073	$9,912	$271,161	$—
Liabilities:
Contingent considerations	$26,250	$—	$—	$26,250
Cash Equivalents and Marketable Securities
Cash equivalents consist primarily of highly liquid investments in money market mutual funds, U.S. Treasury bills and bonds, and commercial paper with original maturities of three months or less. The carrying value of cash equivalents as of March 31, 2011 and December 31, 2010 was $122.0 million and $51.8 million, respectively. The carrying value approximates fair value as of March 31, 2011 and December 31, 2010.
Marketable securities, which are classified as available for sale as of March 31, 2011, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.
 Acquisition-related Contingent Considerations
The Company estimates the fair value of acquisition-related contingent considerations using various valuation approaches including: the Monte Carlo Simulation approach, Finnerty option model and discounted cash flow model. The contingent considerations liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The unrealized gains and losses related to the contingent considerations were included in operating expenses on the unaudited condensed consolidated statement of operations.
The following table presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2011 (unaudited, in thousands):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$26,250
Total (gains) and losses, (realized and unrealized):
Included in operating expenses	(11,659)
Included in other income (loss), net	—
Included in other comprehensive income (loss)	66
Purchases, sales, issuances, and settlements	—
Balance at March 31, 2011	$14,657
During the three months ended March 31, 2010, the Company held no Level 3 assets or liabilities.
6. Goodwill
Goodwill consisted of the following (unaudited, in thousands):

Balance at December 31, 2010	$64,077
Additions	2,523
Other adjustments	423
Balance at March 31, 2011	$67,023
Additions represent $2.5 million of goodwill associated with the Jambok acquisition, which closed on March 17, 2011.
Other adjustments represent foreign currency translation, as the functional currencies of the Company’s foreign subsidiaries, where goodwill is recorded, are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end. Adjustments are included in other comprehensive income (loss).
7. Purchased Intangible Assets
The following table present details of the Company's acquired intangible assets through business combinations for the three months ended March 31, 2011 (unaudited, in thousands, except years):

	Weighted- Average Useful Life (in Years)	Gross	Accumulated Amortization	Foreign currency translation	Net
Technology	6	$37,135	$(4,465)	$5,413	$38,083
Customer relationships	5	1,000	(149)	223	1,074
Trademark and tradename	5	1,000	(149)	223	1,074
Total purchased intangible assets with finite lives		$39,135	$(4,763)	$5,859	$40,231
The following table present details of the Company's acquired intangible assets through business combinations for the three months ended December 31, 2010 (in thousands, except years):

	Weighted- Average Useful Life (in Years)	Gross	Accumulated Amortization	Foreign currency translation	Net
Technology	7	$33,730	$(2,920)	$4,808	$35,618
Customer relationships	5	1,000	(99)	206	1,107
Trademark and tradename	5	1,000	(99)	206	1,107
Total purchased intangible assets with finite lives		$35,730	$(3,118)	$5,220	$37,832
As the functional currencies of the Company’s foreign subsidiaries, where intangible assets are recorded, are their respective local currencies, there are related foreign currency translation adjustments. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end. Adjustments are included in other comprehensive income (loss).
As of March 31, 2011, the Company expects amortization expense in future periods to be as follows (unaudited, in thousands):

Remainder of 2011	$6,261
2012	8,273
2013	8,023
2014	6,375
2015	3,046
Thereafter	8,253
Total	$40,231
The following table presents the amortization of purchased intangible assets (unaudited, in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Technology	$1,545	$—
Customer relationships	50	—
Trademark and Tradename	50	—
	$1,645	$—
Of these amounts, $1.5 million and $0.1 million were included in cost of revenue (subscription and support) and sales and marketing expenses, respectively, for the three months ended March 31, 2011. There was no amortization of purchased intangibles recorded for the three months ended March 31, 2010.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2011 and December 31, 2010 consisted of (unaudited, in thousands):

	As of	As of
	March 31, 2011	December 31, 2010
Accrued royalties	$2,291	$1,785
Indirect taxes	2,121	902
Accrued other liabilities	11,059	8,746
	$15,471	$11,433
Accrued employee compensation as of March 31, 2011 and December 31, 2010 consisted of (unaudited, in thousands):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of	As of
	March 31, 2011	December 31, 2010
Accrued bonus payable	$7,721	$6,895
Accrued commission payable	6,945	12,279
Accrued vacation	1,907	1,809
All other accrued employee compensation payable	2,256	2,484
	$18,829	$23,467
9. Commitments and Contingencies
Legal Proceedings
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
On December 2, 2010, the Company filed suit against its competitor Halogen Software, Inc. for intentional interference with prospective economic relations, conversion, fraud and unfair competition seeking injunctive relief and damages, including punitive damages.  The suit is currently pending in the United States District Court of the Northern District of California.  Halogen stipulated to an order for provisional relief and commencement of discovery.  The stipulated order barred use of certain of the Company's information and precluded certain business practices, including the use of an alias to obtain competitive intelligence.  The order was entered by the Court on December 9, 2010.  On March 18, 2011, the Company amended its complaint to add new claims for violation of the state and federal computer fraud and abuse acts, misappropriation of trade secrets, and copyright infringement.  Halogen has moved to dismiss some of the claims for relief.  The hearing is set for July 19, 2011.  The case is in early stages of discovery.  Halogen has not counterclaimed or asserted any claims against us. No trial date has been set.
Acquisition-related contingent considerations
On July 1, 2010, the Company completed the acquisition of Inform Business Impact (“Inform”). The earn-out provides for the payment of up to approximately $15.0 million in shares of common stock upon the achievement of certain bookings revenue targets.
On July 20, 2010, the Company completed the acquisition of CubeTree, Inc., (“CubeTree”) and agreed to make a future contingent cash payment based on the value of the Company's common stock. Specifically, the contingent cash payment provides for the former stockholders of CubeTree to receive a cash payment on the three-year anniversary of the closing or at such earlier time as a change of control of the Company occurs. This time is referred to as the “Top-Up Payment Date.” If, on the Top-Up Payment Date, the value of the consideration issued at the closing, or the “Market Value,” is less than approximately $47.9 million or $53.01 per share, or the “Guaranteed Value,” subject to adjustments, we would be obligated to make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value, or the “Top-Up Payment.” The aggregate Top-Up Payment will be reduced to the extent of any sale, transfer or other disposition of any of the consideration, subject to limited exceptions. This right to receive the Top-Up Payment will terminate in the event the value of the shares of the consideration paid at closing equals or exceeds approximately $47.9 million or $53.01 per share at any time prior to the Top-Up Payment Date.
All of these contingent considerations are recorded at fair value on the Company's consolidated balance sheet as of the acquisition dates, and those related to Inform and CubeTree are remeasured to fair value each reporting period, with any changes in the value recorded as income or expense.
10. Stock-Based Compensation
For non-cash, stock-based awards exchanged for employee services, the Company measures stock-based compensation

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

cost on the grant date, based on the fair value of the award, and recognizes expense over the requisite service period, which for the Company is generally the vesting period. To estimate the fair value of an award, the Company uses the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all grants during 2011 and 2010, the Company calculated the expected term based on its historical experience from previous stock option grants. The Company estimates the volatility of its common stock by analyzing its historical volatility and considering volatility data of its peer group and their implied volatility. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised, and cancelled.
Stock Option and Restricted Stock Unit Awards
Stock-based compensation cost is measured on the grant date, based on the fair value of the award on that date, and recognized on a straight line basis over the requisite service period, which, for the Company, is generally the vesting period. The following table presents stock-based compensation included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of revenue	$662	$603
Sales and marketing	2,972	1,955
Research and development	1,426	875
General and administrative	2,588	1,593
	$7,648	$5,026
Stock-based compensation expense for the three months ended March 31, 2010 includes shares of common stock, with a fair value of $1.6 million, issued to the Company’s senior management in lieu of cash bonuses. Of this amount, the majority is accounted for in general and administrative and sales and marketing for approximately $0.8 million and $0.6 million, respectively. There were no stock-based awards in lieu of cash bonuses for the three months end March 31, 2011.
The fair value of options granted to employees during the three months ended March 31, 2011 and 2010 were determined using the following weighted-average assumptions for employee grants (unaudited):

	Three Months Ended
	March 31,
	2011	2010
Expected life from grant date (in years)	4.83	4.37
Risk-free interest rate	2.27%	2.04%
Expected volatility	59%	65%
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$15.94	$10.17
The following table summarizes the activity for stock options for the three months ended March 31, 2011 (unaudited):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Shares Subject to Options Outstanding	Weighted-Average Exercise Price per Share
	(Shares in thousands)
Balance at December 31, 2010	7,815	$9.64
Granted	217	31.46
Exercised	(632)	7.21
Cancelled	(195)	12.11
Balance at March 31, 2011	7,205	$10.33
As of March 31, 2011, unrecognized compensation expense under the Company’s stock option plans for employee stock options was $19.3 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.36 years.
The following table summarizes the activity for restricted stock units ("RSUs") for the three months ended March 31, 2011 (unaudited):

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2010	2,765	$12.94
Granted	780	34.49
Vested	(206)	35.54
Forfeited	(85)	18.96
Unvested at March 31, 2011	3,254	$16.51
As of March 31, 2011, unrecognized compensation expense under the Company’s equity incentive plans for employee RSUs was $65.0 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.19 years.
11. Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments, net of tax, and unrealized gain (loss) on marketable securities, net of tax, are included in accumulated other comprehensive (loss). The following table sets forth the calculation of comprehensive loss (unaudited, in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$2,719	$(3,710)
Change in foreign currency translation, net	867	(104)
Change in unrealized gain on marketable securities, net	37	70
Comprehensive income (loss)	$3,623	$(3,744)
12. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by giving effect to all potentially dilutive common shares, including outstanding options, unvested RSUs, and contingently issuable shares placed in escrow. Shares are included only if they are dilutive. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2010, since the effects of potentially dilutive securities are antidilutive.
The following table sets forth the computation of basic and diluted net income (loss) per common share (unaudited, in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$2,719	$(3,710)
Weighted-average number of common shares outstanding:
Basic	77,542	72,008
Effect of dilutive securities, options and RSUs	4,765	—
Effect of dilutive securities, shares placed in escrow	675	—
Diluted	82,982	72,008
Basic net income (loss) per common share	$0.04	$(0.05)
Diluted net income (loss) per common share	$0.03	$(0.05)
For the three months ended March 31, 2011 and 2010, the weighted-average potentially dilutive common shares excluded from the computation of the diluted income (loss) per common share because their effect would have been anti-dilutive were 0.7 million and 12.5 million, respectively.
13. Income Taxes
For the three months ended March 31, 2011, income tax benefit was $0.6 million, or 27% of pre-tax income, compared to income tax expense of $0.1 million, or 2.8% of pre-tax loss, for the three months ended March 31, 2010.  The effective tax rate for the first quarter of 2011 and 2010 differs from the U.S. federal statutory rate of 34% primarily due to stock-based compensation, permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against the Company's deferred tax assets. Included in the $0.6 million income tax benefit for the three months ended March 31, 2011 is a $1.1 million tax benefit from the release of valuation allowance on the Company's deferred tax asset ("DTA"). In connection with the Jambok acquisition, a deferred tax liability ("DTL") was established for the book-tax basis differences related to the non-goodwill intangibles. The Jambok DTL exceeded its acquired deferred tax assets by $1.1 million. Such acquired net DTL position serves to increase the Jambok goodwill by a corresponding $1.1 million. The net DTL from the acquisition creates additional source of income to offset the Company's DTA. As such, authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on the Company's DTA was released and resulted in a financial statement benefit of $1.1 million.
14. Related Party Transaction
In connection with the acquisition of Inform in July 2010, the Company assumed a noncancelable operating lease for an office building in Brisbane, Australia, owned by the former owners of Inform and who are now stockholders of the Company. The lease expires in 2015, with future payment obligations of approximately $4.8 million. The associated rent expense was approximately $0.2 million for the three months ended March 31, 2011. There was no related party transaction for the three months ended March 31, 2010.
15. Subsequent Event
On April 26, 2011, the Company entered into a definitive agreement to acquire Plateau Systems, Ltd. ("Plateau") and expect to close the transaction no later than the third quarter of calendar year 2011. Under the terms of the agreement, the Company will acquire Plateau for all of its outstanding capital stock and other securities for $290 million. This amount is subject to adjustment based on Plateau's working capital at closing, unpaid transaction costs, indebtedness and bonuses, less the value of assumed stock option and restricted stock units (the "Total Stockholder Merger Consideration"). Of the Total Stockholder Merger Consideration, 50% will be paid in the form of cash and 50% will be paid in the form of the Company's common stock. Stock options and restricted stock units for Plateau stock held by continuing employees will be converted into options or RSUs of the Company based on the ratio implied by the merger consideration as specified in the agreement. Any stock options outstanding as of the closing not held by continuing employees will be terminated at closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, including statements referencing our expectations relating to future revenue mix and growth; operating expenses and losses; the sufficiency of our cash balances and cash flows for the next 12 months; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions or their negatives are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition and results of operations. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report.
Overview
SuccessFactors provides on-demand Business Execution (BizX) software solutions that enable organizations to bridge the gap between business strategy and results. Our goal is to enable organizations to substantially increase employee productivity worldwide by enhancing our existing people performance solutions with business alignment solutions to enable customers to achieve business results. Our integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Career and Development Planning; Recruiting Management; Employee Central; Analytics and Reporting; CubeTree Social Collaboration; Employee Profile; 360-Degree Review; Employee Survey; Calibration & Team Rater; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. Our suite, which is delivered through the cloud, improves business alignment, team execution and people performance to drive results for companies of all sizes. Across 168 countries and 34 languages, more than 8 million users and 3,200 companies leverage our application suite every day, up from approximately 300,000 users and 100 companies in 2003.
We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 3% of revenue for the first three months in 2011. However, in the future, we anticipate that revenue from channel partners will increase. For the first three months in 2011, we did not have any single customer that accounted for more than 5% of our revenue. We target our sales and marketing efforts at large enterprises as well as small and mid-sized organizations.
Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the first three months of fiscal 2011, approximately 75% of our revenue was generated from customers in the United States. We intend to continue to grow our international business. Accordingly, we expect the percentage of our revenue generated outside of the United States to continue to increase.
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
We believe the market for BizX software is large and underserved. Accordingly, we might incur additional operating expenses, particularly for sales and marketing and professional services activities to pursue this opportunity, and in research and development to develop new products. Although we had $0.8 million of operating income for the three months ended March 31, 2011, we expect operating losses to continue but at lower rates as we intend to continue to pursue new customers, develop new products and acquire or invest in businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities.

For the remainder of 2011, we expect to see steady demand for our software and services along with growth rates of billings and revenues remaining strong but at a somewhat slower pace compared to what we experienced in 2010.
The Jambok acquisition completed in the first quarter of 2011 did not significantly contribute to our revenues for the quarter ended March 31, 2011.
Recent Accounting Pronouncements
Refer to Note 2, "Recent Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our unaudited condensed consolidated financial statements.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate our estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010, we consider our estimates of the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition

•	Accounting for Commission Payments

•	Accounting for Stock-Based Awards

•	Allowance for Doubtful Accounts

•	Identified Intangible Assets

•	Goodwill

•	Contingent Considerations
Revenue Recognition
Our revenue consists of subscription fees for our software and support and fees for the provision of professional services. Our customers do not have the contractual right to take possession of software in substantially all of the transactions. Instead, the software is delivered through the cloud from our hosting facilities. Therefore, these arrangements are treated as service agreements. We commence revenue recognition when all of the following conditions are met:

•	Persuasive evidence of an arrangement;

•	Subscription or services have been delivered to the customer;

•	Collection of related fees is reasonably assured; and

•	Related fees are fixed or determinable.
Additionally, if an agreement contains non-standard acceptance or requires non-standard performance criteria to be met, we defer revenues until these conditions are satisfied.
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
We early-adopted this accounting guidance in the third quarter of fiscal 2010 and retrospectively applied its provisions to arrangements entered into or materially modified after January 1, 2010 (the beginning of our 2010 fiscal year).
Prior to the adoption of ASU 2009-13, we determined that we did not have objective and reliable evidence of fair value for each deliverable of our arrangements. As a result, we accounted for subscription and professional services revenue as one unit of accounting and recognized the total arrangement fee ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years.
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
The ESP for professional services deliverables is determined primarily by considering cost plus a targeted range of gross margins. ESP for subscription services is generally determined based on the renewal rate offered to the customer to renew the service. Those renewal rates are used when they are considered substantive based on our normal pricing practices, which consider the modules purchased, the number of users, the term of the arrangement, and targeted discounts to internal pricing guidelines.
In a minority of cases where other evidence of ESP is not available, we use the weighted average selling price of a deliverable to determine its ESP. When weighted average selling prices are used (generally in the absence of other evidence), selling prices are weighted based on aggregate volume excluding transactions priced below the 10 percentile and above the 90 percentile of the pricing distribution to remove price outliers.
The majority of customer contracts specify the value of each undelivered element and, as a result of the contingent revenue guidance in Subtopic 605-25 paragraphs 30-4 and 30-5, the amount deferred for each undelivered element must generally be at or above the contractual amounts.
Revenue allocated to subscription is recognized over the subscription term. Revenue allocated to professional services is recognized under the percentage of completion method using the ratio of hours incurred to estimated total hours or, for short term projects, upon completion.
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
During the three months ended March 31, 2010, we capitalized $1.9 million of deferred commissions and amortized $2.1 million to sales and marketing expenses. During the three months ended March 31, 2011, we capitalized $2.5 million of deferred commissions and amortized $4.2 million to sales and marketing expenses. As of March 31, 2011, deferred commissions on our unaudited condensed consolidated balance sheet totaled $18.3 million.
Accounting for Stock-Based Awards
We measure all share-based payments to employees, including grants of stock options, based on the grant date fair value of the awards and recognize these amounts in our unaudited condensed consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). We amortize the fair value of share-based payments on a straight-line basis. We have never capitalized stock-based employee compensation cost or recognized any tax benefits related to these costs.
To estimate the fair value of an award, we use the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all grants during 2010 and 2011, we calculated the expected term based on our historical experience from previous stock option grants. We estimate the volatility of our common stock by analyzing our historical volatility and considering volatility data of our peer group and their implied volatility. We recognize expense only for awards expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled.
We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based compensation on a prospective basis, and incorporate these factors into the Black-Scholes pricing model. As a result, if factors change, our stock-based compensation expense could be materially different in the future. We recorded stock-based compensation of $5.0 million and $7.6 million during the three months ended March 31, 2010 and 2011, respectively.
Allowance for Doubtful Accounts
Based on a review of the current status of our existing accounts receivable and historical collection experience, we have established an estimate of our allowance for doubtful accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided based on our collection history and current economic trends. As a result, if our actual collections are lower than expected, additional provisions for doubtful accounts may be needed and our future results of operations and cash flows could be negatively affected. Write-offs of accounts receivable and recoveries were not significant during the three months ended March 31, 2011.
Identified Intangible Assets
Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, tradenames and trademarks which are generally amortized on a straight-line basis over the periods of benefit, ranging from two to ten years. We perform a review of identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no impairment charges related to identified intangible assets during the three months ended March 31, 2011.
Goodwill
We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The impairment test is performed by determining our fair value based on estimated discounted future cash flows and considering the market price of our common stock. If our carrying value, as a one reporting unit entity, is less than our fair value, then the fair value is allocated to all of our assets and liabilities (including any unrecognized intangible assets) as if our fair value was the purchase price to acquire us. The excess of our fair value over the amounts assigned to our assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We did not record any charges related to goodwill impairment during the three months ended March 31, 2011.
Contingent Considerations
We estimate the fair value of the contingent considerations related to the Inform and CubeTree acquisitions using various valuation approaches, as well as significant unobservable inputs reflecting our own assumptions in measuring fair value. The fair values of the contingent considerations are remeasured at each reporting period, with any changes in the value recorded as income or expense. Such remeasurments resulted in a gain of approximately $11.7 million for the three months ended March 31, 2011. The potential undiscounted amount of all future cash payments that we could be required to make under the contingent considerations is between $0 and $62.9 million as of March 31, 2011.
Results of Operations
The following table presents certain consolidated financial data for the three months ended March 31, 2011 and 2010 as a percentage of total revenue (unaudited):

	Three Months Ended
	March 31,
	2011	2010
Revenue
Subscription and support	76%	82%
Professional services and other	24	18
Total revenue	100	100
Cost of revenue
Subscription and support	14	12
Professional services and other	16	12
Total cost of revenue	30	24
Total gross margin	70	76
Operating expenses:
Sales and marketing	46	50
Research and development	20	17
General and administrative	20	17
Revaluation of contingent considerations	(17)	—
Total operating expenses	69	84
Income (loss) from operations	1	(8)
Unrealized foreign exchange gain on intercompany loan	1	—
Interest income and other, net	1	(1)
Income (loss) before benefit for (provision of) income taxes	3	(8)
Benefit for (provision of) income taxes	1	—
Net income (loss)	4%	(8)%
Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue
The following table presents our components of total revenue for the periods presented (unaudited):

	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars in thousands)
Revenue:
Subscription and support	$51,192	$36,480	40%
Professional services and other	16,406	8,255	99%
Total revenue	$67,598	$44,735	51%
Total revenue increased by $22.9 million, or 51%, for the three months ended March 31, 2011, compared to the corresponding period of fiscal 2010, primarily due to an increase in the level of renewals and sales of additional subscription modules to our existing customers, offset by a slight decrease in subscription sales to new customers. We define existing customers as companies that we have sold to before that are either renewing their subscriptions, purchasing additional modules and/or adding new users, and we define new customers as companies that have never purchased from us before.
Revenue from customers in the United States accounted for approximately 75% of total revenue for the three months ended March 31, 2011.
Subscription and support revenue
Subscription and support revenue for the three months ended March 31, 2011 increased by $14.7 million, or 40%, compared to the corresponding period of fiscal 2010. Substantially all of the increase in subscription and support revenue for the three months ended March 31, 2011 came from increase in revenue from existing customers. Additionally, Inform, which the Company acquired in the third quarter of fiscal 2010, attributed approximately $1.3 million during the three months ended March 31, 2011. In the third quarter of fiscal 2010, the Company early adopted ASU 2009-13 related to accounting for multiple-deliverable revenue arrangements, and retrospectively applied the new accounting standard to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company's fiscal year). The adoption of ASU 2009-13 increased subscription and support revenue in the first quarter of fiscal 2010 by $0.3 million. Financial information for the first quarter of fiscal 2010 has been revised to reflect the adoption of ASU 2009-13.
Professional services and other revenue
Professional services and other revenue for the three months ended March 31, 2011 increased by $8.2 million, or 99%, compared to the corresponding period of fiscal 2010. The increase in professional services and other revenue primarily came from increase in revenue from existing customers and new customers, which contributed to $5.1 million and $2.0 million of the increase in the three months ended March 31, 2011. In the third quarter of fiscal 2010, the Company early adopted ASU 2009-13 related to accounting for multiple-deliverable revenue arrangements, and retrospectively applied the new accounting standard to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company's fiscal year). The adoption of ASU 2009-13 increased professional services and other revenue in the first quarter of fiscal 2010 by $0.7 million. Financial information for the first quarter of fiscal 2010 has been revised to reflect the adoption of ASU 2009-13.
Cost of Revenue and Gross Margin
The following table presents our revenue, cost of revenue, gross profit and gross margin for the periods presented (unaudited):

	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars in thousands)
Revenue:
Subscription and support	$51,192	$36,480	40%
Professional services and other	16,406	8,255	99%
Total revenue	67,598	44,735	51%
Cost of revenue:
Subscription and support	9,435	5,144	83%
Professional services and other	10,635	5,446	95%
Total cost of revenue	20,070	10,590	90%
Total gross profit	$47,528	$34,145	39%
Total gross margin	70%	76%
Subscription and support cost of revenue
Subscription and support cost of revenue for the three months ended March 31, 2011 increased by $4.3 million, or 83%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $1.1 million increase in personnel costs largely attributable to the increase in headcount compared to the first quarter of 2010, a $1.5 million increase in amortization expenses related to purchased intangible assets in connection with acquisitions, and a combined $1.7 million increase in data center related costs, royalties, outside services, overhead allocation, and travel-related expenses.
Professional services and other cost of revenue
Professional services and other cost of revenue for the three months ended March 31, 2011 increased by $5.2 million, or 95%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $3.1 million increase in personnel costs, largely attributable to headcount additions from acquisitions, a $1.2 million increase in outsourced services and a combined $0.9 million increase in outside services, customer training, overhead allocation and travel-related expenses.
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
Gross margin for the three months ended March 31, 2011 was 70% compared to 76% for the corresponding period of fiscal 2010. The decreases in gross margin were primarily due to increases in personnel costs due to headcount additions, amortization expense of purchased intangible assets attributable to acquisitions completed as well as the costs incurred on significant contracts for which the associated revenue recognition has not begun or is being recognized ratably, offset by increases in revenue associated with existing customers.
Operating Expenses
Sales and Marketing
The following table presents our sales and marketing expenses for the periods presented (unaudited):

	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars in thousands)
Sales and marketing	$30,971	$22,242	39%
Percent of total revenue	46%	50%
Sales and marketing expenses for the three months ended March 31, 2011 increased by $8.7 million, or 39%, compared to the corresponding period of fiscal 2010. The increase was primarily driven by our continuing efforts to expand our sales and marketing activities. The increase in sales and marketing expenses was primarily comprised of a $7.1 million increase in personnel costs, of which $2.6 million was an increase in salary expense; $2.4 million of commission expense; $1.0 million of stock-based compensation costs; and $0.9 million of bonus and payroll tax expenses, $0.8 million of tradeshow, research, and public relations marketing expenses, a $0.5 million increase in allocated overhead expenses, and a $0.3 million increase in travel-related expenses.
We expect sales and marketing spending to increase modestly throughout 2011 as we continue to expand our business on a worldwide basis.
Research and Development
The following table presents our research and development expenses for the periods presented (unaudited):

	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars in thousands)
Research and development	$13,766	$7,725	78%
Percent of total revenue	20%	17%
Research and development expenses for the three months ended March 31, 2011 increased by $6.0 million, or 78%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $4.6 million increase in personnel costs mainly attributable to our continuing efforts to expand our offshore development and acquisitions. $1.4 million of the overall increase in other research and development expenses for the three months ended March 31, 2011 was attributable to an increase in outside services and allocated overhead expenses.
We expect research and development costs to increase modestly throughout 2011, as we continue to expand our offshore research and development efforts.
General and Administrative
The following table presents our general and administrative expenses for the periods presented (unaudited):

	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars in thousands)
General and administrative	$13,660	$7,494	82%
Percent of total revenue	20%	17%
General and administrative expenses for the three months ended March 31, 2011 increased by $6.2 million, or 82%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $3.3 million increase in personnel costs resulting from headcount growth in our general and administrative function to support our growth; a $2.4 million increase in outside services expenses, of which $1.1 million related to due diligence and integration costs; a $0.7 million increase in bad debt expense; a $0.8 million increase in facilities expenses; a $0.5M increase in depreciation; and a combined $0.2 million increase in travel-related and entertainment expenses. These were partially offset by a decrease of $2.0 million in allocated overhead expenses.
We expect general and administrative expense to increase at a faster pace in 2011 and future periods as we continue to invest in our business and acquisitions.
Revaluation of contingent considerations
The following table presents our revaluation of contingent considerations for the periods presented (unaudited):

	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars in thousands)
Revaluation gain of contingent considerations	$11,659	$—	n/a
Percent of total revenue	17%	—
Revaluation gain of contingent considerations for the three months ended March 31, 2011 was $11.7 million compared to zero for the corresponding period of fiscal 2010. The increase was due to gains of approximately $8.7 million and $3.0 million related to contingent considerations associated with the CubeTree and Inform acquisitions, respectively. We value the contingent considerations at each reporting period for the following contingency periods: 1) CubeTree is based on our stock price over a three-year period beginning on July 20, 2010, and 2) Inform is based on achievement of bookings for a period of two years following the closing of the acquisition on July 1, 2010.
Unrealized Foreign Exchange Gain on Intercompany Loan
The following table presents our unrealized foreign exchange gain on intercompany loan for the periods presented (unaudited):

	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars in thousands)
Unrealized foreign exchange gain on intercompany loan	$536	$—	n/a
Percent of total revenue	1%	—
As the functional currency of our foreign subsidiary, where the intercompany loan is recorded, is its respective local currency, we remeasure the foreign currency into U.S. dollars at the end of reporting period. Unrealized foreign exchange gain on intercompany loan for the three months ended March 31, 2011 was $0.5 million compared to zero for the corresponding period of fiscal 2010 as the intercompany loan occurred in July 2010.
Interest Income and Other, Net

The following table presents our interest and other income, net for the periods presented (unaudited):

	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars in thousands)
Interest income (expense) and other, net	$784	$(266)	395%
Percent of total revenue	1%	(1)%
Interest income and other, net for the three months ended March 31, 2011 increased by $1.1 million, or 395%, compared to the corresponding period of fiscal 2010. The increases were primarily due to higher interest rates for the three months ended March 31, 2011 and a net foreign exchange loss of $0.4 million for the three months ended March 31, 2010 as compared to a net foreign exchange gain of $0.4 million for the three months ended March 31, 2011.
Benefit for (Provision of) Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.
Further, compliance with income tax regulations requires us to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. Our determinations include many decisions based on management's knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. We may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves when it is more likely than not that an uncertain tax position will be sustained upon examination by a taxing authority. These estimates are subject to change.
Income tax benefit for the three months ended March 31, 2011 was $0.6 million compared to income tax expense of $0.1 million for the three months ended March 31, 2010.  The effective tax rate for the first quarter of 2011 and 2010 differs from the U.S. federal statutory rate of 34% primarily due to stock-based compensation, permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against our deferred tax assets. Included in the $0.6 million income tax benefit for the three months ended March 31, 2011 is a $1.1 million tax benefit from the release of valuation allowance on our deferred tax asset ("DTA"). In connection with our Jambok acquisition, a deferred tax liability ("DTL") was established for the book-tax basis differences related to the non-goodwill intangibles. The Jambok DTL exceeded its acquired deferred tax assets by $1.1 million. Such acquired net DTL position serves to increase the Jambok goodwill by a corresponding $1.1 million. The net DTL from the acquisition creates additional source of income to offset our DTA. As such, authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on our DTA was released and resulted in a financial statement benefit of $1.1 million.
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
The following table sets forth a summary of our cash flows for the periods indicated (unaudited, in thousands):

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Net cash provided by operating activities	$10,412	$13,131
Net cash provided by investing activities	66,592	11,013
Net cash provided by financing activities	5,362	1,946
Net Cash Provided By Operating Activities
Our cash flows from operating activities are significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated future growth of our business, increases in the number of customers using our subscription services and the amount and timing of customer payments. Cash provided by operating activities has historically resulted from losses from operations, changes in working capital accounts, offset by the add back of non-cash expense items such as depreciation, amortization and expense associated with stock-based compensation awards and revaluation of contingent considerations.
Cash provided by operating activities for the three months ended March 31, 2011 was $10.4 million and consisted of net income of $2.7 million adjusted by non-cash items of $3.0 million (including stock-based compensation of $7.6 million, amortization of deferred commissions of $4.2 million, depreciation of $1.7 million, and amortization of intangible assets of $1.6 million offset by a gain of $11.7 million from the change in the fair value of acquisition-related contingent considerations) and cash provided by changes in assets and liabilities of $4.7 million. The increase in cash flow from changes in assets and liabilities of $4.7 million was primarily comprised of (i) a decrease of $17.8 million in accounts receivable primarily resulting from our collection efforts; (ii) an increase of $3.2 million in accrued expenses and other liabilities, partly attributable to the companies acquired in 2010, and (iii) an increase of $2.7 million in prepaid expenses and other current assets; offset by (iv) a decrease of $4.9 million in deferred revenue; (v) a decrease of $4.6 million in accrued compensation, mainly due to commissions paid; (vi) a decrease of $2.5 million in capitalized (deferred) commissions; and (vii) a decrease of $1.7 million of accounts payable.
Cash provided by operating activities for the three months ended March 31, 2010 was $13.1 million primarily resulted from net loss of $3.7 million adjusted for certain non-cash items of $8.4 million (including stock-based compensation of $5.0 million of which $1.6 million was from stock issued in lieu of cash bonuses to certain executives of the Company, amortization of deferred commissions of $2.1 million and depreciation of $1.3 million). In addition, the increase in cash provided by operating activities resulted from a decrease of $15.1 million in accounts receivable and an increase of $3.3 million in deferred revenue. These increases were offset by $6.0 million decrease in accrued employee compensation, $1.9 million decrease in deferred commissions, $1.5 million increase in prepaid expenses and other assets and $0.2 million decrease in accounts payable, accrued expenses and other liabilities.
Net Cash Provided By Investing Activities
Cash used in investing activities in the three months ended March 31, 2011 was $66.6 million, primarily consisted of proceeds of $69.5 million from maturities of available-for-sale securities and proceeds of $30.4 million from sales of available-for-sale securities, offset by $28.6 million used in purchases of available-for-sale securities, $1.9 million of capital expenditures, and $2.8 million used for the Jambok acquisition.
Cash used in investing activities in the three months ended March 31, 2010 was $11.0 million primarily resulted from proceeds from sales and maturities of available-for-sale securities of $46.1 million, offset by $34.5 million of purchases of available-for-sale securities and $0.6 million of capital expenditures.
Net Cash Provided by Financing Activities
Cash provided by financing activities in the three months ended March 31, 2011 was $5.4 million, which consisted of proceeds from the exercise of stock options.
Cash provided by financing activities in the three months ended March 31, 2010 was $1.9 million primarily due to proceeds from the exercise of stock options.
Capital Resources
We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, future acquisitions, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure and integrate acquisitions, and the continuing market acceptance of our application suite. Our capital expenditures for the rest of 2011 are expected to grow in line with business activities. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.
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
On March 17, 2011, we acquired Jambok for $2.8 million in cash, and 63,728 shares of common stock with estimated fair value of approximately $2.0 million, of which 15,412 shares are held in escrow, plus future contingent consideration up to $4.7 million (payable in shares of stock and cash) for continued employment by the former Jambok shareholders over a three-year period subsequent the acquisition date. We did not record any acquisition-related liabilities in connection with this arrangement, as it is considered compensatory in nature, and therefore, it will be recognized as compensation expense over the requisite three-year service period.
All of these contingent considerations are recorded at fair value on our consolidated balance sheet as of the acquisition dates, and those related to Inform and CubeTree are remeasured to fair value each reporting period, with any changes in the value recorded as income or expense.
Off-Balance Sheet Arrangements
We do not have any special purpose entities and, other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Fluctuations
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a lesser portion of our expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of March 31, 2011 would result in a loss of approximately $1.6 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Sensitivity
We had cash and cash equivalents of $158.2 million and marketable securities of $209.3 million as of March 31, 2011. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risks. Our investments in marketable securities consist of high-grade government securities, corporate debt securities and equity securities. Investments purchased with the original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s equity. As of March 31, 2011, the average maturity of our investment portfolio was approximately 254 days; therefore we believe the movement of interest rates should not have a material impact on our unaudited condensed consolidated balance sheet or statement of operations.
At any time, a significant increase or decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of March 31, 2011 using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movements in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of March 31, 2011. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $2.0 million as of March 31, 2011.
Fair Value of Financial Instruments
We do not have material exposure to market risk with respect to investments, as our investments consist primarily of highly liquid investments that approximate their fair values due to their short period of time to maturity. We do not have any investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

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
On December 2, 2010, we filed suit against a competitor Halogen Software, Inc. for intentional interference with prospective economic relations, conversion, fraud and unfair competition seeking injunctive relief and damages, including punitive damages.  The suit is currently pending in the United States District Court of the Northern District of California.  Halogen stipulated to an order for provisional relief and commencement of discovery.  The stipulated order barred use of certain our information and precluded certain business practices, including the use of an alias to obtain competitive intelligence.  The order was entered by the Court on December 9, 2010.  On March 18, 2011, we amended our complaint to add new claims for violation of the state and federal computer fraud and abuse acts, misappropriation of trade secrets, and copyright infringement.  Halogen has moved to dismiss some of the claims for relief.  The hearing is set for July 19, 2011.  The case is in early stages of discovery.  Halogen has not counterclaimed or asserted any claims against us. No trial date has been set.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Report, our Annual Report on Form 10-K for the year ended December 31, 2010 and our other public filings. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or even all of your investment.
The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
We have a history of losses and we may not achieve or sustain profitability in the future.
We have incurred losses in each fiscal period since our inception in 2001. We experienced a net loss on a generally accepted accounting principles in the United States of America (GAAP) basis of $12.5 million for 2010. At March 31, 2011 we had an accumulated deficit of $228.6 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, operations costs, expenses related to stock-based compensation and acquisition-related charges arising from our acquisitions of Inform, CubeTree, YouCalc and Jambok, our pending acquisition of Plateau Systems, Ltd., and other future acquisitions we may undertake. Therefore, we may continue to incur losses for the foreseeable future. In pursuing acquisitions, it is also likely that our operating expenses will increase. Furthermore, to the extent we are successful in increasing our customer base we could also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our historic revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
Our customers' renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our application suite, our customer support, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, or reductions in our customers' spending levels. If our customers do not renew their subscriptions, renew on less favorable terms or fail to purchase additional modules or users, our revenue and billings may decline, and we may not realize significantly improved operating results from our customer base.
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
While we still face competition from paper-based processes and desktop software tools, we also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, Automatic Data Processing, Inc., Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, PeopleClick Authoria, Plateau Systems, Ltd., SAP AG, Saba Software, Inc., StepStone Solutions, SumTotal Systems Inc., Taleo Corporation and Workday, Inc. Our expanded product and feature offerings compete with those offered by other companies, including large public companies such as Google, IBM's Cognos, Microsoft's SharePoint Solutions and Salesforce.com and smaller private companies such as Jive Software and Socialtext. Competitive pressures may also increase with the consolidation of competitors within our market, such as the acquisition of Learn.com by Taleo, Salary.com by Kenexa, Mr. Ted by StepStone and Softscape and GeoLearning, Inc. by SumTotal.
Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Moreover, many software vendors could bundle products or offer them at lower prices as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of business execution functions at lower prices or with greater depth than our application suite. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
We have made acquisitions in the past and expect to acquire other companies or technologies, which could divert our management's attention, result in additional dilution to our stockholders, increase expenses, and otherwise disrupt our operations and harm our operating results.
We acquired three companies in 2010 and one in 2011 and have recently announced an additional acquisition. We expect to acquire or invest in other businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.
There are inherent risks in integrating and managing corporate acquisitions, and we have limited experience with acquisitions. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs, which would be recognized as a current period expense under FASB Accounting Standards Codification 805-20, Business Combinations;
•diversion of management's attention from other business concerns;
•harm to our existing business relationships with business partners and customers as a result of the acquisition;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
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
Our operations involve the storage and transmission of our customers' data, and security breaches could expose us to a risk of loss of this information, litigation, indemnity obligations and other liability. While we have administrative, technical, and physical security measures in place, and we try to contractually require third parties to whom we transfer data to have appropriate security measures in place, if these security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our customers' data, including personally identifiable information regarding users, our reputation could be damaged, our business may suffer and we could incur significant liability. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, or our information technology systems. We may be exposed to a greater risk of security breaches as a result of our acquisitions because the acquired businesses may use security measures and other systems that are different and less secure than ours. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.
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
We continue to experience rapid changes in headcount and operations. We grew from 188 employees at December 31, 2005 to 596 employees at December 31, 2008 to 1,139 employees at March 31, 2011 and have added additional members to our management team. We increased the size of our customer base from 341 customers at December 31, 2005 to approximately 2,600 customers at December 31, 2008 to more than 3,200 customers at March 31, 2011. The growth in our customer base has placed, and any future growth will place, a significant strain on our management, administrative, operational, legal and financial compliance infrastructure. Our success will depend in part on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage organizational changes could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
•perceived security capabilities and reliability;
•perceived concerns about ability to scale operations for large enterprise customers;
•concerns with entrusting a third party to store and manage critical employee data; and
•the level of configurability or customizability of the software.

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
Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Fluctuations in our quarterly financial results may be caused by a number of factors, including, but not limited to, those listed below:
•our ability to attract new customers;
•customer renewal rates;
•the size and timing of customer orders;
•the extent to which customers increase or decrease the number of modules or users upon any renewal of their agreements;
•the effects of changes in global economic conditions and announcements of economic data and government initiatives to address the global economic downturn;
•the level of new customers as compared to renewal customers in a particular period;
•the addition or loss of large customers, including through acquisitions or consolidations;
•the mix of customers between small, mid-sized and large enterprise customers;
•changes in our pricing policies or those of our competitors;
•changes in currency exchange rates;
•seasonal variations in the demand for our application suite, which has historically been highest in the fourth quarter of the year;
•the amount and timing of operating expenses, particularly sales and marketing, related to the maintenance and expansion of our business, operations and infrastructure;
•the timing and success of new product and service introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•network outages or security breaches;
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies; and
•other general economic, industry and market conditions.

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
Our success depends on the expertise and continued services of our executive officers, particularly our Chief Executive Officer and our President. We have in the past and may in the future continue to experience changes in our executive management team resulting from the hiring or departure of executives, which may be disruptive to our business. We are also substantially dependent on the continued service of key sales personnel and existing development personnel because of their familiarity with the inherent complexities of our application suite and technologies.
Most of our employees do not have employment arrangements that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.
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
We currently host our application suite from multiple data centers worldwide. We do not control the operation of these facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions, which would have a serious adverse impact on our business. Additionally, our data center agreements are of limited duration and are subject to early termination rights in certain circumstances, and the providers of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all.
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
The software used in our application suite is inherently complex and may contain material defects or errors. Any defects in product functionality or that cause interruptions in the availability of our application suite could result in:
•lost or delayed market acceptance and sales;
•breach of warranty or other contract breach or misrepresentation claims;
•sales credits or refunds to our customers;
•loss of customers;
•diversion of development and customer service resources; and
•injury to our reputation.
The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, the availability of our application suite could be interrupted by a number of factors, including customers' inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or variability in user traffic for our application suite. We may be required to issue credits or refunds or indemnify or otherwise be liable to our customers or third parties for damages they may incur resulting from certain of these events. In addition to potential liability, if we experience interruptions in the availability of our application suite, our reputation could be harmed and we could lose customers.
Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management's attention.
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
•our lack of familiarity with commercial and social norms and customs in international countries which may adversely affect our ability to recruit, retain and manage employees in these countries;
•difficulties and costs associated with staffing and managing foreign operations;
•the potential diversion of management's attention to oversee and direct operations that are geographically distant from our U.S. headquarters;
•compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•legal systems in which our ability to enforce and protect our rights may be different or less effective than in the United States and in which the ultimate result of dispute resolution is more difficult to predict;
•greater difficulty collecting accounts receivable and longer payment cycles;
•higher employee costs and difficulty in terminating non-performing employees;
•differences in work place cultures;
•unexpected changes in regulatory requirements;
•the need to adapt our application suite for specific countries;
•our ability to comply with differing technical and certification requirements outside the United States;
•tariffs, export controls and other non-tariff barriers such as quotas and local content rules;
•more limited protection for intellectual property rights in some countries;
•adverse tax consequences;
•fluctuations in currency exchange rates;
•restrictions on the transfer of funds; and
•new and different sources of competition.
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
Our success and ability to compete depend in part upon our intellectual property. We rely on copyright, patent, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our products and services.
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
There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, we may receive claims that our application suite and underlying technology infringe or violate the claimant's intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or application suite. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs to resolve claims or litigation, whether or not legitimately or successfully asserted against us, which could include royalty payments in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
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
As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules subsequently implemented by the SEC and national securities exchanges have imposed a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. In addition, the SEC and Congress are considering additional significant corporate governance-related rules. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Our failure to adequately comply could subject us to liability, costly regulatory or other investigations, claims or litigation.
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
As of March 31, 2011, we had approximately 78.1 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our "affiliates." The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.
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
We are a Delaware corporation and the anti-takeover provisions of Delaware law may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors, including the following:
•our Board of Directors is classified into three classes of directors with staggered three-year terms;
•only our Chairperson of the Board of Directors, our Chief Executive Officer, our President or a majority of our Board of Directors are authorized to call a special meeting of stockholders;
•our stockholders can only take action at a meeting of stockholders and not by written consent;
•vacancies on our Board of Directors can be filled only by our Board of Directors and not by our stockholders;

•our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. As of March 31, 2011, we used approximately $40.5 million of the proceeds from this offering for working capital and for our acquisition of Jambok and Inform. We expect to use the remaining net proceeds of this offering for general corporate purposes, including working capital, potential capital expenditures, acquisitions and investing in available-for-sale securities.
On March 17, 2011, we acquired Jambok, a provider of social learning software, for $2.8 million in cash and 63,728 shares of common stock with estimated fair value of approximately $2.0 million, of which 15,412 shares are held in escrow, plus future contingent consideration up to $4.7 million for continued employment by the former Jambok shareholders over a three-year period subsequent the acquisition date. The issuance of these shares was exempt from registration under under Section 4(2) of the Securities Act as sales of securities not involving any public offering.
On March 23, 2011, we issued 98,290 shares of our common stock in connection with the earn-out associated with our acquisition of YouCalc, a provider of tools for the analysis of real-time data across different systems and sources. The common stock, valued at approximately $1.5 million at the time of the acquisition, which was completed in July 2010, was to be issued upon the achievement by YouCalc of certain product development and performance milestones. 14,744 of the shares are being held in escrow. The issuance of these shares was exempt from registration under Regulation S of the Securities Act as sales that occurred outside the United States.

Item 3.	Defaults Upon Senior Securities
None

Item 5.	Other Information
None

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuccessFactors, Inc.

By:	/s/ BRUCE FELT
Bruce Felt
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 9, 2011

Exhibit Index

Number	Document

3.1	Amended and Restated Bylaws of the Registrant.(1)

10.1	Offer Letter dated November 30, 2010 between the Registrant and Jeffrey Diana.

10.2	Offer Letter dated April 21, 2010 between the Registrant and Hillary Smith.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
  ____________________

1.	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33755) filed with the Securities and Exchange Commission on March 28, 2011.
*    Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a    registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.