Form 10-Q
period 2011-06-30
SuccessFactors, Inc.
filed 2011-08-09
CIK 1402305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
As of July 31, 2011, there were approximately 83,429,762 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$120,767	$75,384
Marketable securities	131,627	281,073
Accounts receivable, net of allowance for doubtful accounts of $1,039 and $1,039	74,805	80,440
Deferred commissions	7,116	7,106
Prepaid expenses and other current assets	14,994	8,022
Total current assets	349,309	452,025
Restricted cash	1,747	913
Property and equipment, net	14,380	8,737
Deferred commissions, less current portion	9,552	12,854
Goodwill	260,909	64,077
Intangible assets	109,649	37,832
Other assets	2,599	975
Total assets	$748,145	$577,413
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,807	$7,254
Accrued expenses and other current liabilities	25,326	11,433
Accrued employee compensation	26,911	23,467
Deferred revenue	229,207	219,868
Notes payable	900	—
Acquisition-related contingent consideration	4,000	5,200
Total current liabilities	292,151	267,222
Deferred revenue, less current portion	12,472	14,577
Notes payable, less current portion	1,643	—
Long-term income taxes payable	2,477	1,987
Acquisition-related contingent considerations, less current portion	21,046	21,050
Other long-term liabilities	2,486	1,248
Total liabilities	332,275	306,084
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock: $0.001 par value; 200,000 shares authorized; 82,791 and 77,137 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	83	77
Additional paid-in capital	646,143	499,343
Accumulated other comprehensive income	5,235	3,258
Accumulated deficit	(235,591)	(231,349)
Total stockholders’ equity	415,870	271,329
Total liabilities and stockholders’ equity	$748,145	$577,413
See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Subscription and support	$55,119	$38,471	$106,311	$74,951
Professional services and other	17,731	11,032	34,137	19,287
Total revenue	72,850	49,503	140,448	94,238
Cost of revenue
Subscription and support	11,976	5,762	21,411	10,907
Professional services and other	12,411	5,975	23,046	11,419
Total cost of revenue	24,387	11,737	44,457	22,326
Total gross profit	48,463	37,766	95,991	71,912
Operating expenses:
Sales and marketing	36,387	22,177	67,358	44,419
Research and development	15,525	8,926	29,291	16,651
General and administrative	15,771	8,203	28,718	15,697
Revaluation of contingent considerations	10,303	—	(1,356)	—
Gain on settlement of litigation, net	(3,619)	—	(2,906)	—
Total operating expenses	74,367	39,306	121,105	76,767
Loss from operations	(25,904)	(1,540)	(25,114)	(4,855)
Unrealized foreign exchange gain on intercompany loan	965	—	1,501	—
Interest income (expense) and other, net	508	(268)	1,292	(535)
Loss before benefit for (provision of) income taxes	(24,431)	(1,808)	(22,321)	(5,390)
Benefit for (provision of) income taxes	17,470	(67)	18,079	(194)
Net loss	$(6,961)	$(1,875)	$(4,242)	$(5,584)
Net loss per common share, basic and diluted	$(0.09)	$(0.03)	$(0.05)	$(0.08)
Shares used in computing net loss per common share, basic and diluted	78,902	72,645	78,225	72,328
See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,242)	$(5,584)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,613	2,605
Amortization of deferred commissions	8,278	4,325
Stock-based compensation expense	17,091	9,547
Amortization of intangible assets	3,564	—
Revaluation of contingent considerations	(1,356)	—
Unrealized foreign exchange gain on intercompany loan	(1,501)	—
Income tax benefit in connection with acquisition	(18,022)	—
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net	16,332	11,391
Deferred commissions	(4,986)	(4,209)
Prepaid expenses and other current assets	4,524	(1,186)
Other assets	1,533	(545)
Accounts payable	(1,756)	280
Accrued expenses and other current liabilities	8,694	470
Accrued employee compensation	(2,485)	(3,396)
Long-term income taxes payable	139	(116)
Other liabilities	(7,815)	(216)
Deferred revenue	(3,041)	6,570
Net cash provided by operating activities	18,564	19,936
Cash flows from investing activities:
Restricted cash	(6)	12
Advances to principal shareholders of Inform	—	(2,175)
Capital expenditures	(3,040)	(1,782)
Proceeds from sale of assets	—	1
Acquisitions, net of cash acquired	(130,296)	—
Purchases of available-for-sale securities	(46,283)	(145,641)
Proceeds from maturities of available-for-sale securities	102,996	92,103
Proceeds from sales of available-for-sale securities	91,897	43,244
Net cash provided by (used in) investing activities	15,268	(14,238)
Cash flows from financing activities:
Offering costs	—	(111)
Proceeds from exercise of stock options	10,974	4,733
Net cash provided by financing activities	10,974	4,622
Effect of exchange rate changes on cash and cash equivalents	577	(267)
Net increase in cash and cash equivalents	45,383	10,053
Cash and cash equivalents at beginning of period	75,384	76,618
Cash and cash equivalents at end of period	$120,767	$86,671
Non-cash transactions:
Common stock issued and stock options and restricted stock units assumed in connection with acquisitions	$119,159	$—
Purchase of software licenses for note payable	2,543	—
See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Significant Accounting Policies
Organization
Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand business execution software solutions that enable organizations to bridge the execution gap between business strategy and results. The Company’s goal is to enable organizations to substantially increase employee productivity worldwide by enhancing its existing people performance solutions with business alignment solutions to enable customers to achieve business results. The Company’s integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Career and Development Planning; Recruiting Management; Employee Central; Analytics and Reporting; CubeTree Social Collaboration; Employee Profile; 360-Degree Review; Employee Survey; Calibration & Team Rater; Learning Management; Social Learning; iContent; Extended Enterprise; and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in other regions in the United States, Europe, Asia, Canada and Latin America.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period, or for any other future year.
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
In the third quarter of fiscal 2010, the Company early adopted Accounting Standards Update No. 2009-13 (“ASU 2009-13”) related to accounting for multiple-deliverable revenue arrangements, and retrospectively applied the new accounting standard to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company's fiscal year). The adoption of ASU 2009-13 increased subscription and support revenue and professional services and other revenue by $0.6 million and $2.1 million, respectively, in the second quarter of fiscal 2010, which resulted in a corresponding reduction in net loss of $2.6 million. For the six months ended June 30, 2010, the adoption of ASU 2009-13 increased subscription and support revenue and professional services and other revenue by $0.9 million and $2.8 million, respectively, in the second quarter of fiscal 2010, which resulted in a corresponding reduction in net loss of $3.5 million. Financial information for the second quarter of fiscal 2010 has been revised to reflect the adoption of ASU 2009-13.
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

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
 Revenue Recognition
Revenue consists of fees for the Company's software and support as well as fees for the provision of professional services.
The majority of the Company's software is intended to be delivered through the cloud from the Company's hosting facilities and customers generally do not have the contractual right to take possession of this software. In the infrequent circumstance in which a customer of the Company has the contractual right to take possession of this software, the Company has determined that the customers would incur a significant penalty to take possession of the software. Therefore, these arrangements are treated as service agreements.

Since the acquisition of Plateau, certain acquired software is licensed to customers under either perpetual or term arrangements, and does not require significant modification or customization services. Customers may either take possession of this software or may contract with the Company for hosting services. Related maintenance and support revenues are generated through the sale of maintenance contracts which are renewable on an annual basis. Under these contracts, the Company provides non-specified upgrades of its products only on a when-and-if-available basis.
The Company recognizes revenue for service agreements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and for software license agreements in accordance with ASC 985-605, Software Revenue Recognition.
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
The Company recognizes the total contracted subscription revenue ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years. Subscription terms commence on the later of the start date specified in the subscription arrangement, the date the customer’s module is provisioned or when all of the revenue recognition criteria have been met. The customer's module is provisioned when a customer is provided access to use the Company’s on-demand application suite.
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

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•
require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each deliverable if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.
The Company early-adopted this accounting guidance and retrospectively applied its provisions to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company’s 2010 fiscal year). The previously reported quarterly results have been retrospectively adjusted to reflect the adoption as of the beginning of fiscal year 2010. Refer to note 2, "Revenue Recognition" in the 2010 Annual Report on Form 10-K for additional information on the impact of adoption.
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
The Company's arrangements with customers generally contain multiple elements. Certain of these transactions are accounted for under ASC 605-25, Revenue Recognition-Multiple Element Arrangements, and others are accounted for under ASC 985-605, Software Revenue Recognition depending on the terms of the related agreements.
The Company's arrangements subject to ASC 605-25 contain multiple elements that may include subscriptions or hosting services, maintenance and support, and professional services. The Company accounts for subscription services, maintenance and support, and professional services deliverables as separate units of accounting and allocates revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (VSOE), if available, third-party evidence of selling price (TPE), if VSOE is not available, or estimated selling price (ESP), if neither VSOE nor TPE is available.

The ESP for professional services deliverables is determined primarily by considering cost plus a targeted range of gross margins. ESP for subscription services and maintenance and support services is generally determined based on the renewal rate offered to the customer to renew the service. Those renewal rates are used when they are considered substantive based on the Company's normal pricing practices, which consider the modules purchased, the number of users, the term of the arrangement, and targeted discounts to internal pricing guidelines. In a minority of cases where other evidence of ESP is not available, we use the weighted average selling price of a deliverable to determine ESP. When weighted average selling prices are used (generally in the absence of other evidence), selling prices are weighted based on aggregate volume excluding transactions priced below the 10 percentile and above the 90 percentile of the pricing distribution to remove price outliers.

The majority of customer contracts specify the value of each undelivered element and, as a result of the contingent revenue guidance in Subtopic 605-25, paragraphs 30-4 and 30-5, the amount deferred for each undelivered element must generally be at or above the contractual amounts.

Revenue allocated to subscription services and maintenance support services is recognized over the term. Revenue allocated to professional services is recognized under the percentage of completion method using the ratio of hours incurred to estimated total hours or, for short term projects, upon acceptance of services related to each module.
The Company's arrangements subject to ASC 985-605 contain multiple elements that may include term or perpetual software licenses, maintenance and support, and professional services. The Company determined that it has established vendor specific objective evidence (VSOE) of fair value for its maintenance and support and professional services; therefore, for perpetual licenses sold in arrangements along with maintenance and support and/or professional services, license revenues are recognized at the date of delivery and acceptance, if applicable, using the residual method. Maintenance and support revenues are recognized ratable from the date of acceptance, if applicable, over the service period.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Amortization of deferred commissions is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations. Deferred commissions associated with subscription agreements for which revenue recognition has not commenced as of June 30, 2011 are classified as long-term deferred commissions.
During the three and six months ended June 30, 2011, the Company capitalized $2.5 million and $5.0 million of deferred commissions and amortized $4.1 million and $8.3 million to sales and marketing expense. As of June 30, 2011, deferred commissions on the Company’s unaudited condensed consolidated balance sheet totaled $16.7 million.
2. Recent Accounting Pronouncements

Effective January 2011, the Company adopted ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations", which requires enhanced disclosure requirements and description of material, nonrecurring pro forma adjustments directly attributable to a business combination. These additional requirements became effective January 1, 2011 for business combinations for which the acquisition date is after the effective date. The adoption of this accounting update did not have a material impact on the Company's unaudited condensed consolidated financial statements.

On May 12, 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which was issued concurrently with IFRS 13, "Fair Value Measurement", to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011, and early adoption is not permitted. The Company does not expect the adoption of ASU No. 2011-04 will have a material impact on the Company's condensed consolidated financial statements.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, to increase the prominence of other comprehensive income (loss) in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company plans to adopt the provisions of ASU No. 2011-05 beginning with its quarterly filing for the three months ending March 31, 2012. The adoption of this accounting update will have no impact on the Company's financial position, results of operations, or cash flows.
3. Business Combination

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
On March 17, 2011, the Company acquired Jambok, Inc., (“Jambok”), a provider of social learning software, for $2.8 million in cash, and 63,728 shares of common stock with estimated fair value of approximately $2.0 million. Furthermore, the Company agreed to pay additional cash and stock considerations with 50% payable in shares of stock and 50% payable in cash up to $4.7 million to the former shareholders of Jambok based upon their continued employment with the Company for three years, as of the close of the transaction. The Company did not record any acquisition-related liabilities in connection with this arrangement, as it is considered compensatory in nature, and therefore, it will be recognized as compensation expense over the requisite three-year service period. This acquisition was not considered material to the Company.
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
Transaction costs associated with Jambok were expensed as incurred, and such transaction costs were $0.2 million for the six months ended June 30, 2011 and are included in general and administrative expenses on the unaudited condensed consolidated statement of operations.
The goodwill recorded in connection with this transaction is primarily related to the ability of Jambok to develop new products and technologies in the future and expected synergies to be achieved in connection with the acquisition. The goodwill recognized is not expected to be deductible for income tax purposes.
Jambok's results of operations have been included in the Company's consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

material to prior period financial statements.
On June 29, 2011, the Company acquired all issued and outstanding shares of Plateau Systems, Ltd. (“Plateau”), a leading learning management system ("LMS") and Content-as-a-Service ("CaaS") provider, for $130.1 million in cash, 3,407,130 shares of the Company's common stock with estimated fair value of $96.8 million, plus the assumption of stock options and restricted stock units (“RSUs”) that will represent stock options or RSUs for an aggregate of 1,348,964 shares of the Company's Common Stock with estimated fair value of $20.4 million. The fair value of stock options assumed were estimated using Black-Scholes pricing model.
Of the total consideration paid in connection with the merger, $46.8 million is held in the form of cash in escrow to secure indemnification obligations.
The acquisition was accounted for using the purchase method of accounting. The following table summarizes the consideration paid for Plateau and the fair value of the assets acquired and liabilities assumed at the acquisition date (unaudited, in thousands):

Purchase Consideration:
Cash at Closing	$130,116
Stock at Closing	96,763
Options and RSUs Assumed	20,396
Total Purchase Consideration	$247,275

Net Tangible Liabilities Acquired:
Current Assets	$24,372
Property & Equipment	2,692
Other Assets	3,986
Other Liabilities	(10,452)
Deferred Revenue Liability	(10,275)
Deferred Tax Liability	(25,924)
(15,601)

Identified Intangibles	69,800

Goodwill	193,076

Total	$247,275
The fair value of purchase consideration and the purchase price allocation are preliminary as of the reporting date as the Company is in the process of obtaining additional information required to finalize the fair value of acquired intangible assets, assumed stock options and RSUs, and deferred tax assets and liabilities. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill, and could affect the amounts reported in the Company's consolidated statement of operations in future periods. Changes to deferred tax assets or liabilities may also result in changes to the Company's income tax benefit or expense. All changes as a result of finalizing the value of purchase consideration or purchase price allocation will be made retrospectively to the acquisition date. The fair value of the 3,407,130 common shares issued as part of the consideration paid for Plateau was determined on the basis of the closing market price of the Company's common shares on the acquisition date. The fair value of the financial assets acquired includes receivables with a fair value of $7.8 million. The gross amount due under these contracts is $8.2 million, of which $0.4 million is expected to be uncollectible.
The total weighted-average amortization period for intangible assets is 6.8 years. The intangible assets are being amortized on a straight-line basis, which in general reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from expected synergies from the transaction, including complementary products that will enhance the Company's overall product portfolio, which is expected to result in incremental revenue and profitability.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

None of the goodwill is deductible for tax purposes.
Plateau's results of operations have been included in the Company's unaudited condensed consolidated financial statements subsequent to the date of acquisition and were immaterial.
Costs associated with the Plateau acquisition included transaction costs of $4.8 million and restructuring costs of $1.5 million for the six months ended June 30, 2011. The following table presents these costs included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Subscription and support	$30	$—	$30	$—
Professional services and other	144	—	144	—
Sales and marketing	488	—	488	—
Research and development	491	—	491	—
General and administrative	4,275	—	5,187	—
Total	$5,428	$—	$6,340	$—
Refer to Note 14, "Income Taxes” regarding the tax effect of the acquisition on the Company's unaudited condensed consolidated financial statements.

Unaudited Pro Forma Financial Information
The pro forma financial information in the table below summarizes the combined results of operations for the Company and Plateau, as though the companies were combined as of the beginning of the comparable prior annual reporting period. The pro forma financial information for all periods presented includes the accounting effects resulting from the Plateau acquisition including amortization charges from acquired intangible assets, changes in depreciation due to differing asset values and depreciation lives, and stock-based compensation charges for unvested restricted stock-based awards as though the Company and Plateau were combined as of January 1, 2010. Due to differing fiscal calendars, the results of Plateau included in this presentation are on a one month lag and include the three and six months ended May 31, 2010 and 2011
The pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of Plateau had taken place as of the beginning of each period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Total revenues	$98,347	$65,557	$183,812	$126,280
Net income (loss)	$(26,247)	$(4,203)	$(26,265)	$8,277
Basic earnings (loss) per share	$(0.32)	$(0.06)	$(0.32)	$0.11
Diluted earnings (loss) per share	$(0.32)	$(0.06)	$(0.32)	$0.10

A material non-recurring adjustment included in the pro forma financial information is the income tax benefit of $18.0 million, which was included in the first quarter of 2010 from the release of valuation allowance on our deferred tax asset.

The pro forma financial information for the three months ended June 30, 2011 includes a revaluation loss of $10.3 million from changes in the value of contingent considerations.
4. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (unaudited, in thousands):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	As of June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$77,386	$—	$—	$77,386
Cash Equivalents:
Money market funds	11,057	—	—	11,057
U.S. Treasury bills and bonds	24,600	—	—	24,600
U.S. government and agency securities	4,000	—	—	4,000
Commercial paper	3,724	—	—	3,724
Total cash equivalents	43,381	—	—	43,381
Total cash and cash equivalents	120,767	—	—	120,767
Marketable securities:
U.S. Treasury bills and bonds	3,855	2	—	3,857
U.S. government and agency securities	78,379	73	—	78,452
Commercial paper	2,000	1	—	2,001
Corporate debt securities	47,199	61	(26)	47,234
Marketable equity securities	50	33	—	83
Total marketable securities	131,483	170	(26)	131,627
Total cash, cash equivalents and marketable securities	$252,250	$170	$(26)	$252,394
The Company did not recognize any other-than-temporary impairments during the three and six months ended June 30, 2011.
The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of June 30, 2011. Investments in unrealized loss positions for less than 12 months and their related fair value as of June 30, 2011 were as follows (unaudited, in thousands):

	As of June 30, 2011
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	14,025	(26)	14,025	(26)
Total	$14,025	$(26)	$14,025	$(26)
 The Company did not realize any significant gains or losses on marketable securities during the three and six months ended June 30, 2011.
As of June 30, 2011, the following table summarizes the estimated fair value of the Company's investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (unaudited, in thousands):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of
June 30, 2011
Due within 1 year	$108,084
Due within 1 year through 5 years	23,460
Due within 5 years through 10 years	—
Due after 10 years	—
Total marketable debt securities	$131,544
Cash, cash equivalents and marketable securities as of December 31, 2010, consisted of the following (in thousands):

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$23,538	$—	$—	$23,538
Cash equivalents:
Money market funds	33,000	—	—	33,000
Commercial paper	18,846	—	—	18,846
Total cash equivalents	51,846	—	—	51,846
Total cash and cash equivalents	75,384	—	—	75,384
Marketable securities:
U.S. Treasury bills and bonds	9,836	—	(2)	9,834
U.S. government and agency securities	196,167	119	(81)	196,205
Foreign government securities	5,050	6	—	5,056
Commercial paper	21,315	—	—	21,315
Corporate debt securities	48,651	9	(75)	48,585
Marketable equity securities	50	28	—	78
Total marketable securities	281,069	162	(158)	281,073
Total cash, cash equivalents and marketable securities	$356,453	$162	$(158)	$356,457
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
 The following table presents cash equivalents, marketable securities, and acquisition-related contingent considerations carried at fair value, as of June 30, 2011 (unaudited, in thousands):

		Fair Value Measurements Using
	As of June 30, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash Equivalents:
Money market funds	$11,057	$11,057	$—	$—
U.S. Treasury bills and bonds	24,600	24,600	—	—
U.S. government and agency securities	4,000	—	4,000	—
Commercial paper	3,724	—	3,724	—
Total cash equivalents	$43,381	$35,657	$7,724	$—
Marketable securities:
U.S. Treasury bills and bonds	$3,857	$3,857	$—	$—
U.S. government and agency securities	78,452	—	78,452	—
Commercial paper	2,001	—	2,001	—
Corporate debt securities	47,234	—	47,234	—
Marketable equity securities	83	83	—	—
Total marketable securities	$131,627	$3,940	$127,687	$—
Liabilities:
Contingent considerations	$21,046	$—	$—	$21,046
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
Cash Equivalents and Marketable Securities
Cash equivalents consist primarily of highly liquid investments in money market mutual funds, U.S. Treasury bills and bonds, and commercial paper with original maturities of three months or less. The carrying value of cash equivalents as of June 30, 2011 and December 31, 2010 was $43.4 million and $51.8 million, respectively. The carrying value approximates fair value as of June 30, 2011 and December 31, 2010.
Marketable securities, which are classified as available for sale as of June 30, 2011, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.
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
The following table presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (unaudited, in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$26,250
Total (gains) and losses, (realized and unrealized):
Included in operating expenses	(1,356)
Included in other comprehensive loss	152
Transfers out of Level 3	(4,000)
Balance at June 30, 2011	$21,046

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The transfer out of Level 3 was due to the earn-out achievement associated with the acquisition of Inform Business Impact (“Inform”). As of June 30, 2011, cash consideration of $4.0 million was recorded for an earn-out payment to former shareholders of Inform.
During the six months ended June 30, 2010, the Company held no Level 3 assets or liabilities.
6. Goodwill
Goodwill consisted of the following (unaudited, in thousands):

Balance at December 31, 2010	$64,077
Additions	195,599
Other adjustments	1,233
Balance at June 30, 2011	$260,909
For the six months ended at June 30, 2011, additions represent $2.5 million and $193.1 million of goodwill associated with the Jambok and Plateau acquisitions, respectively.
Other adjustments represent foreign currency translation, as the functional currencies of the Company’s foreign subsidiaries, where goodwill is recorded, are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end. Adjustments are included in other comprehensive income (loss).
7. Intangible Assets
The following table present details of the Company's acquired intangible assets through business combinations as of June 30, 2011 (unaudited, in thousands, except years):

	Weighted- Average Useful Life (in Years)	Gross	Accumulated Amortization	Foreign currency translation	Net
Technology	6	$67,585	$(6,284)	$6,372	$67,673
Customer relationships	7	40,850	(199)	262	40,913
Trademark and tradename	5	1,000	(199)	262	1,063
Total purchased intangible assets with finite lives		$109,435	$(6,682)	$6,896	$109,649
The following table present details of the Company's acquired intangible assets through business combinations as of December 31, 2010 (in thousands, except years):

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
As of June 30, 2011, the Company expects amortization expense in future periods to be as follows (unaudited, in thousands):

Remainder of 2011	$10,230
2012	20,385
2013	19,858
2014	17,915
2015	12,482
Thereafter	28,779
Total	$109,649
The following table presents the amortization of purchased intangible assets (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Technology	$1,819	$—	$3,364	$—
Customer relationships	50	—	100	—
Trademark and Tradename	50	—	100	—
	$1,919	$—	$3,564	$—
Of these amounts, $1.8 million and $0.1 million were included in cost of revenue (subscription and support) and sales and marketing expenses, respectively, for the three months ended June 30, 2011 and $3.3 million and $0.2 million were included in cost of revenue (subscription and support) and sales and marketing expenses, respectively, for the six months ended June 30, 2011. There was no amortization of purchased intangibles recorded for the three and six months ended June 30, 2010.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2011 and December 31, 2010 consisted of (unaudited, in thousands):

	As of	As of
	June 30, 2011	December 31, 2010
Accrued royalties	$2,779	$1,785
Indirect taxes	4,190	902
Accrued other liabilities	18,357	8,746
	$25,326	$11,433
Accrued employee compensation as of June 30, 2011 and December 31, 2010 consisted of (unaudited, in thousands):

	As of	As of
	June 30, 2011	December 31, 2010
Accrued bonus payable	$13,523	$6,895
Accrued commission payable	6,301	12,279
Accrued vacation	2,304	1,809
All other accrued employee compensation payable	4,783	2,484
	$26,911	$23,467
9. Commitments and Contingencies
Legal Proceedings
The Company from time to time is involved in various legal proceedings arising in the normal course of its business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of June 30, 2011, no amount is accrued as a loss is not probable or estimable.
On December 2, 2010, the Company filed suit against its competitor Halogen Software, Inc. ("Halogen") for intentional interference with prospective economic relations, conversion, fraud and unfair competition seeking injunctive relief and damages, including punitive damages. During the second quarter of fiscal 2011, the Company entered into a settlement agreement with Halogen to resolve the litigation with the settlement amount received, net of litigation costs, by the Company during the second quarter of fiscal 2011.
Acquisition-related contingent considerations
The Company estimates the fair value of contingent considerations issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair values of liability classified contingent considerations are remeasured at each reporting period, with any changes in the fair value recorded as income or expense, and such remeasurements resulted in a net loss of approximately $10.3 million and a net gain of $1.4 million for the three and six months ended June 30, 2011, respectively. The potential undiscounted amount of all future cash payments that the Company could be required to make under the contingent considerations is between $0.0 million and $47.9 million as of June 30, 2011. Equity-classified contingent considerations issued in business combinations are recognized at fair value as of the acquisition date and not adjusted in subsequent periods.
On July 1, 2010, the Company completed the acquisition of Inform. The earn-out provided for the payment of up to approximately $15.0 million in cash consideration upon the achievement of certain bookings revenue targets. As of June 30, 2011, the Company had accrued $4.0 million based on targets actually achieved.
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
On March 17, 2011, the Company acquired Jambok for $2.8 million in cash, and 63,728 shares of common stock with estimated fair value of approximately $2.0 million, plus future contingent consideration up to $4.7 million (payable in shares of stock and cash) for continued employment by the former Jambok shareholders over a three-year period subsequent the acquisition date. The Company did not record any acquisition-related liabilities in connection with this arrangement, as it is considered compensatory in nature, and therefore, it will be recognized as compensation expense over the requisite three-year service period.
All of these contingent considerations are recorded at fair value on the Company's consolidated balance sheet as of the acquisition dates, and are remeasured to fair value each reporting period with any changes in the value recorded as income or expense. As of June 30, 2011, $21.0 million is accrued for the fair value of the expected CubeTree top-up payment.
10. Note Payable
During the second quarter of fiscal 2011, the Company capitalized approximately $2.5 million of cost incurred for the purchase of perpetual software license, in accordance with ASC 350-40, Internal-Use Software. The Company entered into a 3-year payment plan agreement (“PPA”) with the supplier, with a quarterly payment starting the third quarter of fiscal 2011. As of June 30, 2011, the Company recorded $0.9 million and $1.6 million for short-term and long-term notes payable, respectively.
11. Stock-Based Compensation
For stock-based awards exchanged for employee services, the Company measures stock-based compensation cost on the grant date, based on the fair value of the award, and recognizes expense over the requisite service period, which is generally the vesting period. To estimate the fair value of an award, the Company uses the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all grants during 2011 and 2010, the Company calculated the expected term based on its historical experience from previous stock option grants. The Company estimates the volatility of its common stock by analyzing its historical volatility and considering volatility data of its peer group and the Company's implied volatility. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised, and

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

cancelled.
The following table presents stock-based compensation included in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenue	$1,691	$677	$2,353	$1,280
Sales and marketing	3,888	1,794	6,860	3,749
Research and development	1,766	722	3,192	1,597
General and administrative	2,098	1,328	4,686	2,921
	$9,443	$4,521	$17,091	$9,547
Stock-based compensation expense for the six months ended June 30, 2010 includes shares of common stock with a fair value of $1.6 million, issued to the Company’s senior management in lieu of cash bonuses to senior management, with the majority accounted for in general and administrative for $0.8 million and sales and marketing for $0.6 million, in March 2010. There were no such cash bonuses for the six months ended June 30, 2011.
The fair value of options granted to employees during the three and six months ended June 30, 2011 and 2010 were determined using the following weighted-average assumptions for employee grants, excluding replacement stock options granted in connection with the Plateau acquisition (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected life from grant date (in years)	4.15	4.00	4.58	4.18
Risk-free interest rate	1.50%	1.71%	1.58%	1.88%
Expected volatility	59%	61%	59%	63%
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$15.61	$10.20	$15.84	$10.19
The following table summarizes the activity for stock options for the six months ended June 30, 2011 (unaudited):

	Shares Subject to Options Outstanding	Weighted-Average Exercise Price per Share
	(Shares in thousands)
Balance at December 31, 2010	7,815	$9.64
Granted	1,447	14.72
Exercised	(1,646)	6.42
Cancelled	(297)	12.00
Balance at June 30, 2011	7,319	$11.27
As of June 30, 2011, unrecognized compensation expense under the Company’s stock option plans for employee stock options was $19.5 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.3 years.
The following table summarizes the activity for restricted stock units ("RSUs") for the six months ended June 30, 2011 (unaudited):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2010	2,765	$12.94
Granted	2,168	31.79
Vested	(379)	36.04
Forfeited	(224)	22.30
Unvested at June 30, 2011	4,330	$19.87
As of June 30, 2011, unrecognized compensation expense under the Company’s equity incentive plans for employee RSUs was $96.8 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.2 years.
12. Comprehensive Loss
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(6,961)	$(1,875)	$(4,242)	$(5,584)
Change in foreign currency translation, net	968	(163)	1,835	(267)
Change in unrealized gain on marketable securities, net	105	219	142	289
Comprehensive loss	$(5,888)	$(1,819)	$(2,265)	$(5,562)
13. Net Loss Per Common Share
Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including outstanding options, unvested RSUs, and contingently issuable shares placed in escrow. Shares are included only if they are dilutive. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. Securities that could potentially dilute basic earnings per share in the future as of June 30, 2011 and 2010 were 12.2 million, including 0.6 million shares held in escrow in connection with Inform and CubeTree acquisitions, and 12.9 million, respectively.
The following table sets forth the computation of basic and diluted net loss per common share (unaudited, in thousands, except per share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(6,961)	$(1,875)	$(4,242)	$(5,584)
Shares used in computing net loss per common share, basic and diluted	78,902	72,645	78,225	72,328
Net loss per common share, basic and diluted	$(0.09)	$(0.03)	$(0.05)	$(0.08)
14. Income Taxes
For the three and six months ended June 30, 2011, income tax benefit was $17.5 million, or 72% of pre-tax loss, and $18.1 million, or 81% of pre-tax loss, compared to income tax expense of $0.1 million, or 4% of pre-tax loss, and $0.2 million, or 4% of pre-tax loss, for the three and six months ended June 30, 2010. The effective tax rate for the three and six months ended June 30, 2011 and 2010 differs from the U.S. federal statutory rate of 34% primarily due to stock-based compensation, permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against the Company's deferred tax assets. Included in the $18.1 million income tax benefit for the six months ended June 30, 2011 is an $18.0 million tax benefit from the release of valuation allowance on the Company's deferred tax asset ("DTA"). In connection with the Company's Plateau acquisition, a deferred tax liability ("DTL") was established on the acquired identifiable intangible assets. This DTL exceeded the acquired DTA by $18.0 million and creates additional source of income to realize a tax benefit for the Company's DTA. As such, authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company's DTA was released and resulted in a financial statement benefit of $18.0 million. This tax benefit may change in future periods as the purchase price allocation is still preliminary. Any change will be made retrospectively to the acquisition date.
15. Related Party Transaction
In connection with the acquisition of Inform in July 2010, the Company assumed a noncancelable operating lease for an office building in Brisbane, Australia, owned by the former owners of Inform and who are now stockholders of the Company. The lease expires in 2015, with future payment obligations of approximately $4.5 million. The associated rent expense was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively. There were no related party transactions for the three and six months ended June 30, 2010.

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
Overview
SuccessFactors provides on-demand Business Execution (BizX) software solutions that enable organizations to bridge the gap between business strategy and results. Our goal is to enable organizations to substantially increase employee productivity worldwide by enhancing our existing people performance solutions with business alignment solutions to enable customers to achieve business results. Our integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Career and Development Planning; Recruiting Management; Employee Central; Analytics and Reporting; CubeTree Social Collaboration; Employee Profile; 360-Degree Review; Employee Survey; Calibration & Team Rater; Learning Management; Social Learning; iContent; Extended Enterprise; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. Our suite, which is delivered through the cloud, improves business alignment, team execution and people performance to drive results for companies of all sizes. Across more than 168 countries and in 34 languages, more than 15 million subscription seats and 3,500 customers leverage our application suite every day, up from approximately 300,000 seats and 100 companies in 2003.
We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 4% of revenue for the first six months in 2011. However, in the future, we anticipate that revenue from channel partners will increase. For the first six months in 2011, we did not have any single customer that accounted for more than 5% of our revenue. We target our sales and marketing efforts at large enterprises as well as small and mid-sized organizations.
Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the first six months of fiscal 2011, approximately 72% of our revenue was generated from customers in the United States. We intend to continue to grow our international business. Accordingly, we expect the growth rate in our international business to exceed the growth rate in the U.S.
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
We believe the market for BizX software is large and underserved. Accordingly, we might incur additional operating expenses, particularly for sales and marketing and professional services activities to pursue this opportunity, and in research and development to develop new products. We expect operating losses to continue as we intend to continue to pursue new customers, develop new products and acquire or invest in businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities.

For the remainder of 2011, we expect to see steady demand for our software and services along with growth rates of billings remaining strong but at a somewhat slower pace compared to what we experienced in 2010. Additionally, we expect to see a higher growth rate of revenues compared to what we experienced in 2010.
The Jambok acquisition completed in the first quarter of 2011 and the Plateau acquisition completed in the second quarter of 2011 did not significantly contribute to our revenues for the three or six month period ended June 30, 2011.
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
Our revenue recognition accounting policy has been updated to reflect additional terms as a result of the acquisition in June 2011 of Plateau (see Note 3 to the unaudited condensed consolidated financial statements). No other critical accounting policy has been modified since the filing of our last Annual Report on Form 10-K.
Revenue Recognition
Our revenue consists of fees for our software and support as well as fees for the provision of professional services.
The majority of our software is intended to be delivered through the cloud from our hosting facilities and our customers generally do not have the contractual right to take possession of this software. In the infrequent circumstance in which our customer has the contractual right to take possession of this software, we have determined that the customers would incur a significant penalty to take possession of the software. Therefore, these arrangements are treated as service agreements.
Other software is licensed to customers under either perpetual or term arrangements, and does not require significant modification or customization services. Customers may either take possession of this software or may contract with us for hosting services. Related maintenance and support revenues are generated through the sale of maintenance contracts which are renewable on an annual basis. Under these contracts, we provide non-specified upgrades of our products only on a when-and-if-available basis. Hosting revenues are generated through the sale of contracts that contain multi-year commitments on the part of customers. These arrangements are treated as software sales agreements for perpetual licenses and as service agreements for term licenses.

We recognize revenue for service agreements in accordance with ASC 605, Revenue Recognition, and for software sales agreements in accordance with ASC 985-605, Software Revenue Recognition.
We commence revenue recognition when all of the following conditions are met:

•	Persuasive evidence of an arrangement;

•	Subscription or services have been delivered to the customer;

•	Collection of related fees is reasonably assured; and

•	Related fees are fixed or determinable.

Additionally, if an agreement contains non-standard acceptance or requires non-standard performance criteria to be met, we defer revenues until these conditions are satisfied. Signed agreements are used as evidence of an arrangement. We assess cash collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. If we determine that collectability is not reasonably assured, we defer the revenue recognition until collectability becomes reasonably assured, generally upon receipt of cash. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Our arrangements are typically noncancelable, though customers typically have the right to terminate their agreement for cause if we fail to perform.
We recognize the total contracted subscription revenue ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years. Subscription terms commence on the later of the start date specified in the subscription arrangement, the date the customer's module is provisioned or when all of the revenue recognition criteria have been met. The customer's module is provisioned when a customer is provided access to use our on-demand application suite.
Our professional services include forms and workflow configuration, data integration, business process consulting and training related to the application suite and are short-term in nature. Professional services are generally sold in conjunction with our subscriptions.
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
We early-adopted this accounting guidance and retrospectively applied its provisions to arrangements entered into or materially modified after January 1, 2010 (the beginning of our 2010 fiscal year). The previously reported quarterly results have been retrospectively adjusted to reflect the adoption as of the beginning of fiscal year 2010. Refer to Note 2, “Revenue Recognition” in the 2010 Annual Report on Form 10-K for additional information on the impact of adoption.
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
Our arrangements with customers generally contain multiple elements. Certain of these transactions are accounted for under ASC 605-25, Revenue Recognition-Multiple Element Arrangements, and others are accounted for under ASC 985-605, Software Revenue Recognition, depending on the terms of the related agreements.
Our arrangements subject to ASC 605-25 contain multiple elements that may include subscriptions or hosting services, maintenance and support, and professional services. We account for subscription services, maintenance and support, and professional services deliverables as separate units of accounting and allocate revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (VSOE), if available, third-party evidence of selling price (TPE), if VSOE is not available, or estimated selling price (ESP), if neither VSOE nor TPE is available.

The ESP for professional services deliverables is determined primarily by considering cost plus a targeted range of gross margins. ESP for subscription services and maintenance and support services is generally determined based on the renewal rate offered to the customer to renew the service. Those renewal rates are used when they are considered substantive based on our normal pricing practices, which consider the modules purchased, the number of users, the term of the arrangement, and targeted discounts to internal pricing guidelines. In a minority of cases where other evidence of ESP is not available, we use the weighted average selling price of a deliverable to determine ESP. When weighted average selling prices are used (generally in the absence of other evidence), selling prices are weighted based on aggregate volume excluding transactions priced below the 10 percentile and above the 90 percentile of the pricing distribution to remove price outliers.

The majority of customer contracts specify the value of each undelivered element and, as a result of the contingent revenue guidance in Subtopic 605-25, paragraphs 30-4 and 30-5, the amount deferred for each undelivered element must generally be at or above the contractual amounts.

Revenue allocated to subscription services and maintenance and support services is recognized over the term. Revenue allocated to professional services is recognized under the percentage of completion method using the ratio of hours incurred to estimated total hours or, for short term projects, upon acceptance of services related to each module.
Our arrangements subject to ASC 985-605 contain multiple elements that may include term or perpetual software licenses, maintenance and support, and professional services. We determined that we have established vendor specific objective evidence (VSOE) of fair value for our maintenance and support and professional services; therefore, for perpetual licenses sold in arrangements along with maintenance and support and/or professional services, license revenues are recognized at the date of delivery and acceptance, if applicable, using the residual method. Maintenance and support revenues are recognized ratably from the date of acceptance, if applicable, over the service period.
Deferred revenue consists of billings or payments received in advance of revenue recognition from our subscription and other services described above and is recognized as revenue when all of the revenue recognition criteria are met. For subscription arrangements with terms of over one year, we generally invoice our customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, noncancelable subscription agreements. Our professional services are generally sold in conjunction with the subscriptions. The portion of deferred revenue that we anticipate will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue. Current deferred revenue also includes subscription agreements for which the subscription delivery (provision) start date has not yet been determined. Upon determination of the initial access date timing of such arrangements, amounts estimated to be recognized after more than 12 months are reclassified to non-current deferred revenue.
Results of Operations
The following table presents certain consolidated financial data for the three and six months ended June 30, 2011 and 2010 as a percentage of total revenue (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Subscription and support	76%	78%	76%	80%
Professional services and other	24	22	24	20
Total revenue	100	100	100	100
Cost of revenue
Subscription and support	16	12	15	12
Professional services and other	17	12	16	12
Total cost of revenue	33	24	32	24
Total gross margin	67	76	68	76
Operating expenses:
Sales and marketing	50	45	48	47
Research and development	21	18	21	18
General and administrative	22	17	20	17
Revaluation of contingent considerations	14	—	(1)	—
Gain on settlement of litigation, net	(5)	—	(2)	—
Total operating expenses	102	79	88	82
Loss from operations	(36)	(3)	(18)	(5)
Unrealized foreign exchange gain on intercompany loan	1	—	1
Interest income and other, net	1	(1)	1	(1)
Loss before benefit for (provision of) income taxes	(34)	(4)	(16)	(6)
Benefit for (provision of) income taxes	24	—	13	—
Net loss	(10)%	(4)%	(3)%	(6)%
Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.
Revenue
The following table presents our components of total revenue for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Revenue:
Subscription and support	$55,119	$38,471	43%	$106,311	$74,951	42%
Professional services and other	17,731	11,032	61%	34,137	19,287	77%
Total revenue	$72,850	$49,503	47%	$140,448	$94,238	49%
Total revenue increased by $23.3 million, or 47%, for the three months ended June 30, 2011, compared to the corresponding period of fiscal 2010, primarily due to an increase in the level of renewals and sales of additional subscription modules to our existing customers, offset by a slight decrease in subscription sales to new customers. We define existing customers as companies that we have sold to before that are either renewing their subscriptions, purchasing additional modules and/or adding new users, and we define new customers as companies that have never purchased from us before.
Total revenue increased by $46.2 million, or 49%, for the six months ended June 30, 2011, compared to the corresponding period of fiscal 2010, primarily due to an increase in the level of renewals and sales of additional subscription modules to our existing customers, offset by a slight decrease in subscription sales to new customers.
Revenue from customers in the United States accounted for approximately 69% and 72% of total revenue for the three and six months ended June 30, 2011, respectively.

Subscription and support revenue
Subscription and support revenue for the three months ended June 30, 2011 increased by $16.6 million, or 43% compared to the corresponding period of fiscal 2010. This increase was composed of a $17.4 million increase in revenue from existing customers, which includes backlog, renewals and subscriptions for additional modules and end users. The increase is offset by a $0.8 million decrease in new business, which we define as revenue from the first year of the initial deal of new customers. For the three months ended June 30, 2011, the Plateau acquisition contributed approximately $0.4 million of revenue.
Subscription and support revenue for the six months ended June 30, 2011 increased by $31.4 million, or 42%, compared to the corresponding period of fiscal 2010. Substantially all of the increase in subscription and support revenue for the six months ended June 30, 2011 was composed of a $32.5 million increase in revenue from existing customers, offset by a $1.1 million decrease in new business. For the six months ended June 30, 2011, the Plateau acquisition contributed approximately $0.4 million of revenue.
In the third quarter of fiscal 2010, the Company early adopted ASU 2009-13 related to accounting for multiple-deliverable revenue arrangements, and retrospectively applied the new accounting standard to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company's fiscal year). The adoption of ASU 2009-13 increased subscription and support revenue in the three and six month periods ended June 30, 2010 by $0.6 million and $0.9 million, respectively. Financial information for the first and second quarter of fiscal 2010 has been revised to reflect the adoption of ASU 2009-13.
Professional services and other revenue
Professional services and other revenue for the three months ended June 30, 2011 increased by $6.7 million, or 61%, compared to the corresponding period of fiscal 2010. The increase in professional services and other revenue was composed of $3.6 million in professional services revenue that was previously deferred pending non-standard acceptance criteria in one customer contract that was removed during the quarter and $3.4 million in professional services revenue recognized under the percentage of completion using the ratio of hours incurred to estimated total hours. These increases were offset by $0.1 million decrease in revenue from existing customers and a $0.3 million decrease in new business. Plateau, which we acquired in the second quarter of fiscal 2011, contributed approximately $0.1 million during the three months ended June 30, 2011.
Professional services and other revenue for the six months ended June 30, 2011 increased by $14.9 million or 77%, compared to the corresponding period of fiscal 2010. The increase in professional services and other revenue was composed of a $4.8 million increase in revenue from existing customers, and a $1.9 million increase in new business. In addition, we recognized $4.5 million in professional services revenue under the percentage of completion using the ratio of hours incurred to estimated total hours and $3.6 million in professional services revenue that was previously deferred pending non-standard acceptance criteria in one customer contract that was removed during the period. Plateau, which we acquired in the second quarter of fiscal 2011, attributed approximately $0.1 million during the six months ended June 30, 2011.
In the third quarter of fiscal 2010, the Company early adopted ASU 2009-13 related to accounting for multiple-deliverable revenue arrangements, and retrospectively applied the new accounting standard to arrangements entered into or materially modified after January 1, 2010 (the beginning of the Company's fiscal year). The adoption of ASU 2009-13 increased professional services and other revenue in the three and six month periods ended June 30, 2010 by $2.0 million and $2.7 million, respectively. Financial information for the first and second quarter of fiscal 2010 has been revised to reflect the adoption of ASU 2009-13.
Cost of Revenue and Gross Margin
The following table presents our revenue, cost of revenue, gross profit and gross margin for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
Revenue:
Subscription and support	$55,119	$38,471	43%	$106,311	$74,951	42%
Professional services and other	17,731	11,032	61%	34,137	19,287	77%
Total revenue	72,850	49,503	47%	140,448	94,238	49%
Cost of revenue:
Subscription and support	11,976	5,762	108%	21,411	10,907	96%
Professional services and other	12,411	5,975	108%	23,046	11,419	102%
Total cost of revenue	24,387	11,737	108%	44,457	22,326	99%
Total gross profit	$48,463	$37,766	28%	$95,991	$71,912	34%
Total gross margin	67%	76%		68%	76%
Subscription and support cost of revenue
Subscription and support cost of revenue for the three months ended June 30, 2011 increased by $6.2 million, or 108%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $2.5 million increase in personnel costs largely attributable to the increase in headcount compared to the second quarter of 2010, a $1.8 million increase in amortization expenses related to purchased intangible assets in connection with acquisitions, and a combined $1.9 million increase in data center related costs, royalties, outside services, overhead allocation, and travel-related expenses.
Subscription and support cost of revenue for the six months ended June 30, 2011 increased by $10.5 million, or 96%, compared to the corresponding period of fiscal 2010. The increase was primarily due to higher employee related costs of $3.7 million driven by an increase in average headcount, amortization of intangibles of $3.4 million related to acquired intangibles, depreciation and allocated overhead expenses of $1.1 million combined, data center and related costs of $0.8 million, outside services of $0.5 million, outsourced maintenance of $0.5 million, royalties of $0.3 million, and travel costs of $0.2 million.
Professional services and other cost of revenue
Professional services and other cost of revenue for the three months ended June 30, 2011 increased by $6.4 million, or 108%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $3.9 million increase in personnel costs, largely attributable to headcount additions, a $1.6 million increase in outsourced services and a combined $0.9 million increase in outside services, customer training, overhead allocation and travel-related expenses.
Professional services and other cost of revenue for the six months ended June 30, 2011 increased by $11.6 million, or 102%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $6.9 million increase in personnel costs, largely attributable to headcount additions, a $2.8 million increase in outsourced services and a combined $1.9 million increase in outside services, customer training, overhead allocation and travel-related expenses.
We expect that in the future, subscription and support cost of revenue and professional services and other cost of revenue may increase depending on the growth rate of our new bookings and our need to support the implementation, hosting and support of those new bookings, as well as the new bookings of our acquisitions. We also expect that subscription and support cost of revenue and professional services and other cost of revenues as a percentage of revenue could fluctuate from period to period depending on growth of our professional services business and any associated costs relating to the delivery of professional services, the timing of sales of products that have royalty and referrals associated with them and the timing of significant expenditures. To the extent that our customer base grows, we intend to continue to invest additional resources in expanding the delivery capability of our application suite and other services. The timing of these additional expenses could affect our cost of revenues, both in terms of absolute dollars and as a percentage of revenue, in any particular quarterly or annual period.
Gross margin for the three months ended June 30, 2011 was 67% compared to 76% for the corresponding period of fiscal 2010, and for the six months ended June 30, 2011 was 68% compared to 76% for the corresponding period of fiscal 2010. The decreases in gross margin were primarily due to increases in personnel costs due to headcount additions, amortization expense of purchased intangible assets attributable to acquisitions completed as well as the costs incurred on significant contracts for which the associated revenue recognition has not begun or is being recognized ratably, offset by increases in revenue associated with existing customers.
Operating Expenses
Sales and Marketing
The following table presents our sales and marketing expenses for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$36,387	$22,177	64%	$67,358	$44,419	52%
Percent of total revenue	50%	45%		48%	47%
Sales and marketing expenses for the three months ended June 30, 2011 increased by $14.2 million, or 64%, compared to the corresponding period of fiscal 2010. The increase was primarily driven by our continuing efforts to expand our sales and marketing activities. The increase in sales and marketing expenses was primarily comprised of a $9.8 million increase in personnel costs, of which $3.0 million was an increase in salary expense; $2.3 million of commission expense; $2.0 million of stock-based compensation costs; and $2.5 million of bonus and payroll tax expenses, $2.1 million of tradeshow, research, and public relations marketing expenses, a $0.5 million increase in outside services, a $0.7 million increase in allocated overhead expenses, and a $1.0 million increase in travel-related expenses.
Sales and marketing expenses for the six months ended June 30, 2011 increased by $22.9 million, or 52%, compared to the corresponding period of fiscal 2010. The increase was primarily driven by our continuing efforts to expand our sales and marketing activities. The increase in sales and marketing expenses was primarily comprised of a $17.0 million increase in personnel costs, of which $5.6 million was an increase in salary expense; $4.7 million of commission expense; $3.1 million of stock-based compensation costs; and $3.6 million of bonus and payroll tax expenses, $2.9 million of tradeshow, research, and public relations marketing expenses, a $0.6 million increase in outside services, a $1.4 million increase in overhead expenses, and a $1.0 million increase in travel-related expenses.
We expect sales and marketing spending to increase at a greater percentage of operating expenses for the rest of 2011 as we continue to expand our business on a worldwide basis.
Research and Development
The following table presents our research and development expenses for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Research and development	$15,525	$8,926	74%	$29,291	$16,651	76%
Percent of total revenue	21%	18%		21%	18%
Research and development expenses for the three months ended June 30, 2011 increased by $6.6 million, or 74%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $5.1 million increase in personnel costs mainly attributable to our continuing efforts to expand our offshore development and acquisitions. The remaining $1.5 million of the overall increase in other research and development expenses for the three months ended June 30, 2011 was attributable to an increase in outside services and allocated overhead expenses.
Research and development expenses for the six months ended June 30, 2011 increased by $12.6 million, or 76%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $9.6 million increase in personnel costs mainly attributable to our continuing efforts to expand our offshore development and acquisitions, $2.0 million in overhead expenses, and $1.0 million in outside services.
We expect research and development costs to increase modestly for the rest of 2011, as we continue to expand our offshore research and development efforts and integrate acquisitions.
General and Administrative

The following table presents our general and administrative expenses for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
General and administrative	$15,771	$8,203	92%	$28,718	$15,697	83%
Percent of total revenue	22%	17%		20%	17%
General and administrative expenses for the three months ended June 30, 2011 increased by $7.6 million, or 92%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $4.4 million increase in outside services expenses, of which $3.0 million related to due diligence and integration costs; a $3.4 million increase in personnel costs resulting from headcount growth in our general and administrative function to support our growth; a $0.4 million increase in IT costs; and a combined $0.2 million increase in travel-related and entertainment expenses. These were partially offset by a decrease of $0.8 million in overhead expenses.
General and administrative expenses for the six months ended June 30, 2011 increased by $13.0 million, or 83%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $7.0 million increase in personnel costs resulting from headcount growth in our general and administrative function to support our growth; a $6.7 million increase in outside services expenses, of which $2.0 million related to due diligence and integration costs, a $0.5 million increase in IT costs, and a combined $0.3 million increase in travel related and entertainment expenses. These were partially offset by a decrease of $0.8 million in overhead expenses.
We expect general and administrative expense to increase at a modest pace for the rest of 2011 as we continue to invest in our business and acquisition related activities.
Revaluation of Contingent Considerations
The following table presents our revaluation of contingent considerations for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Revaluation loss (gain) of contingent considerations	$10,303	$—	n/a	$(1,356)	$—	n/a
Percent of total revenue	14%	—		(1)%	—%
Revaluation loss of contingent considerations for the three months ended June 30, 2011 was $10.3 million compared to zero for the corresponding period of fiscal 2010. The revaluation resulted in a change of approximately $8.6 million and $1.7 million related to contingent considerations associated with the CubeTree and Inform acquisitions, respectively. We value the contingent considerations at each reporting period for the following contingency periods: 1) CubeTree is based on our stock price over a three-year period beginning on July 20, 2010, and 2) Inform is based on achievement of bookings for a period of two years following the closing of the acquisition on July 1, 2010.
Revaluation gain of contingent considerations for the six months ended June 30, 2011 was $1.4 million compared to zero for the corresponding period of fiscal 2010. The increase was due to gains of approximately $1.4 million related to contingent considerations associated with the Inform acquisition.
Gain on Settlement of Litigation, Net
The following table presents our net gain on settlement of litigation for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Gain on settlement of litigation, net	$(3,619)	$—	n/a	$(2,906)	$—	n/a
Percent of total revenue	(5)%	—		(2)%	—%
Gain on settlement of litigation, net of litigation costs for the three and six months ended June 30, 2011 was $3.6 million and $2.9 million, respectively, compared to zero for the corresponding periods of fiscal 2010. The increase was due to the recognition of a gain associated with the settlement of litigation with Halogen Software, Inc., during the second quarter of fiscal 2011, net of related litigation expenses. Refer to Note 9, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements.
Unrealized Foreign Exchange Gain on Intercompany Loan
The following table presents our unrealized foreign exchange gain on intercompany loan for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Unrealized foreign exchange gain on intercompany loan	$965	$—	n/a	$1,501	$—	n/a
Percent of total revenue	1%	—		1%	—%
As the functional currency of our foreign subsidiary, where the intercompany loan is recorded, is its respective local currency, we remeasure a U.S. dollar intercompany loan into the local currency at the end of each reporting period. Unrealized foreign exchange gain on intercompany loan for the three and six month periods ended June 30, 2011 was $1.0 million and $1.5 million, respectively, compared to zero for the corresponding periods of fiscal 2010 as the intercompany loan occurred in July 2010.
Interest Income (Expense) and Other, Net
The following table presents our interest income (expense) and other, net for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Interest income (expense) and other, net	$508	$(268)	290%	$1,292	$(535)	342%
Percent of total revenue	1%	(1)%		1%	(1)%
Interest income and other, net for the three months ended June 30, 2011 increased by $0.8 million, or 290%, compared to the corresponding period of fiscal 2010. The increase was primarily due to higher net foreign exchange gains.
Interest income and other, net for the six months ended June 30, 2011 increased by $1.8 million, or 342%, compared to the corresponding period of fiscal 2010. The increase was primarily due to higher net foreign exchange transaction gains.
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

Income tax benefit for the three and six months ended June 30, 2011 was $17.5 million and $18.1 million, compared to income tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively. The effective tax rates for 2011 and 2010 differ from the U.S. federal statutory rates of 34% primarily due to stock based compensation and permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against our deferred tax assets. Included in the $18.1 million income tax benefit for the six months ended June 30, 2011 is an $18.0 million tax benefit from the release of valuation allowance on our deferred tax asset ("DTA"). In connection with our Plateau acquisition, a deferred tax liability ("DTL") was established on the acquired identifiable intangible assets. This DTL exceeded the acquired DTA by $18.0 million and creates additional source of income to realize a tax benefit for our DTA. As such, authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of our DTA was released and resulted in a financial statement benefit of $18.0 million. This tax benefit may change in future periods as the purchase price allocation is still preliminary. Any change will be made retrospectively to the acquisition date.
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
The following table sets forth a summary of our cash flows for the periods indicated (unaudited, in thousands):

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Net cash provided by operating activities	$18,564	$19,936
Net cash provided by (used in) investing activities	15,268	(14,238)
Net cash provided by financing activities	10,974	4,622
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
Cash provided by operating activities for the six months ended June 30, 2011 was $18.6 million and consisted of net loss of $4.2 million adjusted by non-cash items of $11.7 million (including a tax benefit of $18 million, stock-based compensation of $17.1 million, amortization of deferred commissions of $8.3 million, depreciation and amortization of $7.2 million, offset by a gain of $1.4 million from the change in the fair value of acquisition-related contingent considerations and $1.5 million of unrealized foreign exchange gain on intercompany loan) and cash provided by changes in assets and liabilities of $11.1 million primarily due to a decrease in accounts receivable resulting from our collection efforts, offset by an increase in deferred commissions.
Cash provided by operating activities for the six months ended June 30, 2010 was $19.9 million primarily resulted from net loss of $5.6 million adjusted for certain non-cash items of $16.5 million (including stock-based compensation of $9.5 million, of which $1.6 million was from stock issued in lieu of cash bonuses to certain executives of the Company, amortization of deferred commissions of $4.3 million and depreciation of $2.6 million). In addition, the increase in cash provided by operating activities resulted from an increase of $11.4 million in accounts receivable; an increase of $6.6 million in deferred revenue; and $0.4 million net increase in accounts payable, accrued expenses, income tax payable, and other liabilities. These increases were offset by $4.2 million decrease in deferred commissions, $3.4 million decrease in accrued employee compensation, and $1.7 million decrease in prepaid expenses and other assets.
Net Cash Provided By (Used In) Investing Activities
Cash provided by investing activities in the six months ended June 30, 2011 was $15.3 million primarily consisted of proceeds of $194.9 million from sales and maturities of available-for-sale securities offset by $130.3 million (net of cash received) used for the Jambok and Plateau acquisitions, $46.3 million used in purchases of available-for-sale securities, and $3.0 million of capital expenditures, which is net of $2.5 million from a non-cash purchase of software licenses.
Cash used in investing activities in the six months ended June 30, 2010 was $14.2 million primarily resulted from $145.6 million of purchases of available-for-sale securities and $1.8 million of capital expenditures, $2.2 million in advances to principal shareholders of Inform, offset by proceeds from sales and maturities of available-for-sale securities of $135.3 million.
Net Cash Provided by Financing Activities
Cash provided by financing activities in the six months ended June 30, 2011 was $11.0 million, which consisted of proceeds from the exercise of stock options.
Cash provided by financing activities in the six months ended June 30, 2010 was $4.6 million primarily due to proceeds from the exercise of stock options of $4.7 million offset by $0.1 million in offering costs.
Capital Resources
As of June 30, 2011, our cash, cash equivalents and marketable securities balance is $252.4 million, of which $27 million is held in our international subsidiaries.
We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, future acquisitions, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure and integrate acquisitions, and the continuing market acceptance of our application suite. Our capital expenditures for the rest of 2011 are expected to grow modestly for the rest of 2011. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.
Commitments
On July 1, 2010, we completed the acquisition of Inform. The earn-out provided for the payment of up to approximately $15.0 million in cash consideration upon the achievement of certain bookings revenue targets. As of June 30, 2011, we had accrued $4.0 million based on targets actually achieved.
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
On March 17, 2011, we acquired Jambok for $2.8 million in cash, and 63,728 shares of common stock with estimated fair value of approximately $2.0 million, plus future contingent consideration up to $4.7 million (payable in shares of stock and cash) for continued employment by the former Jambok shareholders over a three-year period subsequent the acquisition date. We did not record any acquisition-related liabilities in connection with this arrangement, as it is considered compensatory in nature, and therefore, it will be recognized as compensation expense over the requisite three-year service period.
All of these contingent considerations are recorded at fair value on our consolidated balance sheet as of the acquisition dates, and are remeasured to fair value each reporting period, with any changes in the value recorded as income or expense. As of June 30, 2011, we had accrued $21.0 million for the fair value of the expected CubeTree top-up payment.
Off-Balance Sheet Arrangements
We do not have any special purpose entities and, other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Fluctuations
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a lesser portion of our expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2011 would result in a loss of approximately $1.9 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
Interest Rate Sensitivity
We had cash and cash equivalents of $120.8 million and marketable securities of $131.6 million as of June 30, 2011. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risks. Our investments in marketable securities consist of high-grade government securities, corporate debt securities and equity securities. Investments purchased with the original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s equity. As of June 30, 2011, the average maturity of our investment portfolio was approximately 262 days; therefore we believe the movement of interest rates should not have a material impact on our unaudited condensed consolidated balance sheet or statement of operations.
At any time, a significant increase or decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of June 30, 2011 using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movements in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of June 30, 2011. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $1.2 million as of June 30, 2011.
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

On December 2, 2010, we filed suit against a competitor, Halogen Software, Inc. We sought injunctive relief and damages, including punitive damages, on grounds of fraud, intentional interference with prospective economic relations, copyright infringement, unauthorized computer access, trade secret misappropriation, and unfair competition.  On July 5, 2011, we announced that we had entered into a settlement agreement with Halogen resolving the litigation.  Under the settlement, Halogen acknowledged that it engaged in false pre-texting and agreed to pay an amount to us, to allow entry of a permanent injunction against Halogen, to destroy wrongfully obtained data, and to implement employee training along with new company guidelines to ensure that Halogen does not again engage in similar behavior.

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
We have incurred losses in each fiscal period since our inception in 2001. We experienced a net loss on a generally accepted accounting principles in the United States of America (GAAP) basis of $12.5 million for 2010 and $4.2 million for the six months ended June 30, 2011. At June 30, 2011 we had an accumulated deficit of $235.6 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, operations costs, expenses related to stock-based compensation and acquisition-related charges arising from our acquisitions of Plateau Systems, Ltd., Inform, CubeTree, YouCalc and Jambok and other future acquisitions we may undertake. Therefore, we may continue to incur losses for the foreseeable future. In pursuing acquisitions, it is also likely that our operating expenses will increase. Furthermore, to the extent we are successful in increasing our customer base we could also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our historic revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.
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
While we still face competition from paper-based processes and desktop software tools, we also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, Automatic Data Processing, Inc., Cornerstone
OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Oracle Corporation, PeopleClick Authoria, SAP AG, Saba Software, Inc., Lumesse Limited, SumTotal Systems Inc., Taleo Corporation and Workday, Inc. Our expanded product and feature offerings compete with those offered by other companies, including large public companies such as Google, IBM's Cognos, Microsoft's SharePoint Solutions and Salesforce.com and smaller private companies such as JiveSoftware and Socialtext. Competitive pressures may also increase with the consolidation of competitors within our market, such as the acquisition of Learn.com, Cytiva and Jobpartners by Taleo, Salary.com by Kenexa, Mr. Ted by Lumesse and Softscape, GeoLearning, Cybershift and Accero by SumTotal.
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
We acquired three companies in 2010 and two in 2011, including Plateau. We expect to acquire or invest in other businesses, products or technologies that we believe could complement or expand our application suite, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these acquisitions.
There are inherent risks in integrating and managing corporate acquisitions, and we have limited experience with acquisitions. For example, in addition to the risks noted below, we may not achieve expected benefits of the Plateau acquisition if we fail to successfully transition its customers from licensed solutions to software as a service solutions from on-premise or hosted solutions. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:
•unanticipated costs or liabilities associated with the acquisition;
•the need to migrate an acquired company's customers to our platform;
•customers of the acquired company not desiring to renew with us;
•incurrence of acquisition-related costs, which would be recognized as a current period expense under FASB Accounting Standards Codification 805-20, Business Combinations;
•liabilities associated with an acquired company's data security, privacy, regulatory compliance or technology;
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
As a result of our acquisition of Plateau, a portion of our revenue will be generated by sales to government entities, which are subject to a number of challenges and risks.
As a result of our acquisition of Plateau, we will begin to have sales to U.S. federal, state and local governmental agency customers, and we may in the future increase sales to government entities. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities may require contract terms that differ from our standard arrangements. In addition, government customers may be adversely affected by budgetary cycles, and funding reductions or delays.
Additionally, governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. For example, we have made a voluntary disclosure to the government regarding Plateau's prior government contract sales. We could be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture or refund of profits or certain fees collected, suspension of payments, fines, and suspension or prohibition from doing business with the government entity.
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
We continue to experience rapid changes in headcount and operations. We grew from 188 employees at December 31, 2005 to 596 employees at December 31, 2008 to 1,463 employees at June 30, 2011 and have added additional members to our management team. We increased the size of our customer base from 341 customers at December 31, 2005 to approximately 2,600 customers at December 31, 2008 to more than 3,500 customers at June 30, 2011. The growth in our customer base has placed, and any future growth will place, a significant strain on our management, administrative, operational, legal and financial compliance infrastructure. Our success will depend in part on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage organizational changes could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
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
We anticipate that we will increasingly depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as implementation partners and technology and content providers. Identifying partners, negotiating and documenting relationships with them require significant time and resources as does integrating third-party content and technology. Our agreements with technology and content providers are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their products or services or to prevent or reduce subscriptions to our application suite either by disrupting our relationship with existing customers or by limiting our ability to win new customers. In addition, global economic conditions could adversely affect the businesses of our partners, and it is possible that they may not be able to devote the additional resources we expect to the relationship. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our application suite or revenue.
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
A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. We have added employees, offices and customers internationally, particularly in Europe, Asia and Australia. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks and competition that are different from those in the United States. Because of our limited experience with international operations, we cannot assure you that our international expansion efforts will be successful or that returns on such investments will be achieved in the future.
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
There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. As a result of our acquisitions and as we expand our product offerings, we could be subject to an increased risk of such litigation. In the future, we may receive claims that our application suite and underlying technology infringe or violate the claimant's intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or application suite. Any such claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs to resolve claims or litigation, whether or not legitimately or successfully asserted against us, which could include royalty payments in connection with any such litigation and to obtain licenses, modify products, or refund fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.
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
As of June 30, 2011, we had approximately 82.8 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our "affiliates." The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.
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
The Form S-1 Registration Statement (Registration No. 333-144758) relating to our IPO was declared effective by the SEC on November 19, 2007, and the offering commenced November 19, 2007. As of June 30, 2011, we used all of the proceeds from this offering for working capital and for our acquisitions of Jambok, Inform and Plateau Systems.

Item 3.	Defaults Upon Senior Securities
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the Signatures section of this report) are incorporated by reference into this Item 6.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SuccessFactors, Inc.

By:	/s/ BRUCE FELT
Bruce Felt
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 9, 2011

Exhibit Index

Number	Document
2.1	Amended and Restated Agreement and Plan of Merger by and among the Registrant, Plateau Systems, Ltd. and the other parties signatory thereto. (1)

10.1	Executive Employment Agreement dated July 20, 2011 between the Registrant and Lars Dalgaard. (2)

10.2	Performance Share Unit Agreement dated July 20, 2011 between the Registrant and Lars Dalgaard. (2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
  ____________________
(1)     Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33755) filed with the Securities and Exchange Commission on June 30, 2011.
(2)     Previously filed as Exhibit 99.1 and 99.2, respectively, to the Registrant’s Current Report on Form 8-K (File No. 001-33755) filed with the Securities and Exchange Commission on July 22, 2011.
*    Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a    registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.