Form 10-Q
period 2011-09-30
SuccessFactors, Inc.
filed 2011-11-08
CIK 1402305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
As of October 31, 2011, there were approximately 84,197,440 shares of the registrant’s common stock outstanding.

SUCCESSFACTORS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$94,553	$75,384
Marketable securities	153,778	281,073
Accounts receivable, net of allowance for doubtful accounts of $1,617 and $1,039	76,725	80,440
Deferred commissions	6,766	7,106
Prepaid expenses and other current assets	13,960	8,022
Total current assets	345,782	452,025
Restricted cash	1,744	913
Property and equipment, net	14,971	8,737
Deferred commissions, less current portion	10,004	12,854
Goodwill	258,415	64,077
Intangible assets	97,598	37,832
Other assets	1,886	975
Total assets	$730,400	$577,413
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,503	$7,254
Accrued expenses and other current liabilities	24,000	11,433
Accrued employee compensation	24,940	23,467
Deferred revenue	233,212	219,868
Acquisition-related contingent consideration	—	5,200
Total current liabilities	286,655	267,222
Deferred revenue, less current portion	10,706	14,577
Long-term income taxes payable	2,620	1,987
Acquisition-related contingent consideration, less current portion	27,022	21,050
Other long-term liabilities	4,381	1,248
Total liabilities	331,384	306,084
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock: $0.001 par value; 200,000 shares authorized; 83,458 and 77,137 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	84	77
Additional paid-in capital	658,807	499,343
Accumulated other comprehensive income	2,218	3,258
Accumulated deficit	(262,093)	(231,349)
Total stockholders’ equity	399,016	271,329
Total liabilities and stockholders’ equity	$730,400	$577,413
See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Subscription and support	$65,863	$42,079	$172,174	$117,030
Professional services and other	25,373	9,457	59,510	28,744
Total revenue	91,236	51,536	231,684	145,774
Cost of revenue:
Subscription and support	17,466	7,331	38,877	18,238
Professional services and other	15,245	9,143	38,291	20,562
Total cost of revenue	32,711	16,474	77,168	38,800
Total gross profit	58,525	35,062	154,516	106,974
Operating expenses:
Sales and marketing	38,735	25,166	106,093	69,585
Research and development	18,242	11,048	47,533	27,699
General and administrative	15,585	9,180	44,303	24,877
Revaluation of contingent consideration	5,976	(3,056)	4,620	(3,056)
Gain on settlement of litigation, net	—	—	(2,906)	—
Total operating expenses	78,538	42,338	199,643	119,105
Loss from operations	(20,013)	(7,276)	(45,127)	(12,131)
Unrealized foreign exchange gain (loss) on intercompany loan	(2,669)	3,453	(1,168)	3,453
Interest income (expense) and other, net	(1,782)	1,301	(490)	765
Loss before benefit for (provision of) income taxes	(24,464)	(2,522)	(46,785)	(7,913)
Benefit for (provision of) income taxes	(557)	(292)	16,041	(486)
Net loss	$(25,021)	$(2,814)	$(30,744)	$(8,399)
Net loss per common share, basic and diluted	$(0.30)	$(0.04)	$(0.38)	$(0.11)
Shares used in computing net loss per common share, basic and diluted	83,136	74,618	79,883	73,100
See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(30,744)	$(8,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,851	4,074
Amortization of deferred commissions	12,620	6,552
Stock-based compensation expense	29,495	15,388
Loss on retirement/impairment of fixed assets	—	76
Amortization of intangible assets	8,184	1,482
Revaluation of contingent considerations	4,620	(3,056)
Unrealized foreign exchange loss (gain) on intercompany loan	1,168	(3,453)
Income tax benefit in connection with acquisitions	(16,541)	—
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net	13,805	3,278
Deferred commissions	(9,429)	(8,666)
Prepaid expenses and other current assets	5,852	(2,813)
Other assets	1,863	(218)
Accounts payable	(3,060)	585
Accrued expenses and other current liabilities	5,751	2,470
Accrued employee compensation	653	1,314
Long-term income taxes payable	282	36
Other liabilities	(7,364)	(8)
Deferred revenue	(416)	20,855
Net cash provided by operating activities	22,590	29,497
Cash flows from investing activities:
Restricted cash	(2)	(2)
Capital expenditures	(4,925)	(3,195)
Acquisitions, net of cash acquired	(135,296)	(26,089)
Purchases of available-for-sale securities	(124,703)	(272,733)
Proceeds from maturities of available-for-sale securities	140,721	154,353
Proceeds from sales of available-for-sale securities	109,914	96,500
Net cash used in investing activities	(14,291)	(51,166)
Cash flows from financing activities:
Offering costs	—	(111)
Proceeds from exercise of stock options	15,096	10,948
Payments on contingent consideration related to Inform acquisition	(4,000)	—
Net cash provided by financing activities	11,096	10,837
Effect of exchange rate changes on cash and cash equivalents	(226)	786
Net increase (decrease) in cash and cash equivalents	19,169	(10,046)
Cash and cash equivalents at beginning of period	75,384	76,618
Cash and cash equivalents at end of period	$94,553	$66,572
Non-cash transactions:
Common stock issued and stock options and restricted stock units assumed in connection with acquisitions	$116,055	$31,796
Purchase of software licenses for note payable	2,321	—
See accompanying notes to unaudited condensed consolidated financial statements.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Significant Accounting Policies
Organization

Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the Company). The Company provides on-demand business execution software solutions that enable organizations to bridge the execution gap between business strategy and results. The Company’s goal is to enable organizations to substantially increase employee productivity worldwide by enhancing its existing people performance solutions with business alignment solutions to enable customers to achieve business results. The Company’s integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Career and Development Planning; Recruiting Management; Employee Central; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; Calibration & Team Rater; Learning Management; Jam, Social Learning and Collaboration Platform; iContent; Extended Enterprise; and proprietary and third-party content. The Company’s headquarters are located in San Mateo, California. The Company conducts its business worldwide with additional locations in other regions in the United States, Europe, Asia, Canada and Latin America.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period, or for any other future year.

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

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Since the acquisition of Plateau Systems, Ltd. (“Plateau”), certain acquired software is licensed to customers under either perpetual or term arrangements. The software does not require significant modification or customization services. Customers may either take possession of this software or may contract with the Company for hosting services. Related maintenance and support revenues are generated through the sale of maintenance contracts which are renewable on an annual basis. Under these contracts, the Company provides non-specified upgrades of its products only on a when-and-if-available basis.

The Company recognizes revenue for service agreements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and for software license agreements in accordance with ASC 985-605, Software Revenue Recognition.

The Company commences revenue recognition when all of the following conditions are met:

•	Persuasive evidence of an arrangement;

•	Subscription or services have been delivered to the customer;

•	Collection of related fees is reasonably assured or, in the case of a software sale, collection is probable; and

•	Related fees are fixed or determinable.

Additionally, if an agreement contains non-standard acceptance or requires non-standard performance criteria to be met, the Company defers revenues until these conditions are satisfied. Signed agreements are used as evidence of an arrangement. The Company assesses cash collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. If the Company determines that collectability is not reasonably assured or probable, the Company defers the revenue recognition until collectability becomes reasonably assured, generally upon receipt of cash. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company’s arrangements are typically non-cancelable, though customers typically have the right to terminate their agreement for cause if the Company fails to perform.

The Company recognizes the total contracted subscription revenue ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years. Subscription terms commence on either the start date specified in the subscription arrangement or the date the customer’s module is provisioned. The customer's module is provisioned when a customer is provided access to use the Company’s on-demand application suite.

The Company’s professional services include forms and workflow configuration, data integration, business process consulting and training related to the application suite and are short-term in nature. Professional services are generally sold in conjunction with the Company’s subscriptions.

In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, which amended the accounting guidance for multiple-deliverable revenue arrangements to:

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

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

into or materially modified after January 1, 2010 (the beginning of the Company’s 2010 fiscal year). The previously reported quarterly results have been retrospectively adjusted to reflect the adoption as of the beginning of fiscal year 2010. Refer to note 2, "Revenue Recognition" in the 2010 Annual Report on Form 10-K for additional information on the impact of adoption.

Prior to the adoption of ASU 2009-13, the Company determined that it did not have objective and reliable evidence of fair value for each deliverable of its arrangements. As a result, the Company accounted for subscription and professional services revenue as one unit of accounting and recognized the total arrangement fee ratably over the contracted term of the subscription agreement, generally one to three years although terms could extend to as long as five years.

Upon adoption of ASU 2009-13, the Company accounts for subscription and professional services revenue as separate units of account and allocates revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE are available. Since VSOE and TPE are not available for the Company’s subscription or professional services, the Company uses ESP.

The Company's arrangements with customers generally contain multiple elements. Certain of these transactions are accounted for under ASC 605-25, Revenue Recognition-Multiple Element Arrangements, and others are accounted for under ASC 985-605, Software Revenue Recognition, depending on the terms of the related agreements.

The Company's arrangements subject to ASC 605-25 contain multiple elements that may include subscriptions or hosting services, maintenance and support, and professional services. The Company accounts for subscription services, maintenance and support, and professional services deliverables as separate units of accounting and allocates revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE are available.

The ESP for professional services deliverables is determined primarily by considering cost plus a targeted range of gross margins. ESP for subscription services and maintenance and support services is generally determined based on the renewal rate offered to the customer to renew the service. Those renewal rates are used when they are considered substantive based on the Company's normal pricing practices, which consider the modules purchased, the number of users, the term of the arrangement, and targeted discounts to internal pricing guidelines. In a minority of cases where other evidence of ESP is not available, the Company uses the weighted average selling price of a deliverable to determine ESP. When weighted average selling prices are used (generally in the absence of other evidence), selling prices are weighted based on aggregate volume excluding transactions priced below the 10th percentile and above the 90th percentile of the pricing distribution to remove price outliers.

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

The Company's arrangements subject to ASC 985-605 contain multiple elements that may include term or perpetual software licenses, maintenance and support, and professional services. Prior to the acquisition, Plateau determined that it had established VSOE of fair value for its maintenance and support and professional services using a bell curve methodology stratifying by customer type. The Company has implemented processes in order to maintain the aforementioned VSOE rates; therefore, for perpetual licenses sold in arrangements along with maintenance and support and/or professional services, license revenues are recognized at the date of delivery and acceptance, if applicable, using the residual method. Maintenance and support revenues are recognized ratable from the date of acceptance of the license, if applicable, over the service period.

Indirect taxes, including sales and use tax amounts and goods and service tax amounts, collected from customers have been recorded on a net basis.

Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription and other services as described above are recognized as revenue when all of the revenue recognition criteria are

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

met. For subscription arrangements with terms of over one year, the Company generally invoices its customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, non-cancelable subscription agreements. The Company’s professional services are generally sold in conjunction with the subscriptions. The portion of deferred revenue that the Company anticipates will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue. Current deferred revenue also includes subscription agreements for which the subscription delivery (provision) start date has not yet been determined. Upon determination of the initial access date timing of such arrangements, amounts estimated to be recognized after more than 12 months are reclassified to non-current deferred revenue.

Deferred Commissions

Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription agreements and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, typically one to three years, with some agreements having durations of up to five years. The deferred commission amounts are recoverable from the future revenue streams under the non-cancelable subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the non-cancelable subscription that they should be recorded as an asset and charged to expense over the same period that the associated subscription or professional services revenue is recognized.

Amortization of deferred commissions is included in sales and marketing expense in the accompanying unaudited condensed consolidated statements of operations. Deferred commissions associated with subscription agreements for which revenue recognition has not commenced as of September 30, 2011 are classified as long-term deferred commissions.

During the three and nine months ended September 30, 2011, the Company capitalized $4.4 million and $9.4 million, respectively, of deferred commissions and amortized $4.3 million and $12.6 million, respectively, to sales and marketing expense. As of September 30, 2011, deferred commissions on the Company’s unaudited condensed consolidated balance sheet totaled $16.8 million.
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

On May 12, 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which was issued concurrently with IFRS 13, "Fair Value Measurement", to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under International Financial Reporting Standards ("IFRS") or U.S. GAAP. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011, and early adoption is not permitted. The Company does not expect the adoption of ASU No. 2011-04 will have a material impact on the Company's condensed consolidated financial statements.

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

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to modify the impairment test for goodwill intangibles. The ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not required. This amendment to U.S. GAAP will be effective for annual and interim tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will adopt the provisions of ASU No. 2011-08 in fiscal 2012.The Company does not expect the adoption of ASU No. 2011-08 will have a material impact on the Company's condensed consolidated financial statements.
3. Business Combinations
On June 29, 2011, the Company acquired all issued and outstanding shares of Plateau Systems, Ltd. ("Plateau"), a leading learning management system ("LMS") and Content-as-a-Service ("CaaS") provider, for $130.1 million in cash at closing and 3,407,130 shares of the Company's common stock with estimated fair value of $96.8 million. The Company also paid $5.0 million in cash to buy-out vested stock options and restricted stock units ("RSUs") from terminated employees and assumed certain employee stock options and RSUs that represent an aggregate of 1,348,185 shares of the Company's Common Stock. The fair value of the assumed stock options and RSUs was $26.2 million, of which $17.3 million, associated with the employee service period performed prior to the acquisition date, was allocated to the purchase price. The fair value of assumed stock options was determined using the Black-Scholes pricing model.

Of the total consideration paid in connection with the acquisition, $46.8 million is held in the form of cash in escrow to secure indemnification obligations.

The acquisition was accounted for using the purchase method of accounting. The following table summarizes the consideration paid for Plateau and the fair value of the assets acquired and liabilities assumed at the acquisition date (unaudited, in thousands):

Purchase Consideration:
Cash at Closing	$130,116
Buy-out of Vested Options and RSUs from Terminated Employees	5,000
Stock at Closing	96,763
Options and RSUs Assumed	17,304
Total Purchase Consideration	$249,183

Net Tangible Liabilities Acquired:
Current Assets	$24,896
Property & Equipment	2,775
Other Assets	3,600
Current and Other Liabilities	(5,212)
Deferred Revenue Liability	(9,888)
Deferred Tax Liability	(24,794)
(8,623)

Purchased Intangible Assets	65,000

Goodwill	192,806

Total	$249,183

The fair value of purchase consideration and purchase price allocation are preliminary as of the reporting date.

During the three months ended September 30, 2011, the Company made certain revisions to the preliminary purchase price allocation, which have been reflected in the table above, including the following:

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•The fair value of assumed options and RSUs was revised from $20.4 million to $17.3 million based on the completion of the final valuation.
•The fair value of intangible assets decreased by $4.8 million based on completion of the final valuation.
•In connection with the decrease in the fair value of the intangible assets, the Company reduced the related deferred tax liability ("DTL") by $1.5 million. In the second quarter of fiscal 2011, the Company released approximately $18.0 million of its valuation allowance against its historical deferred tax assets as the assumed net DTL from Plateau created a new source of taxable income. As a result of the $1.5 million decrease in the DTL in the third quarter of fiscal 2011, the Company also had a corresponding increase in the deferred tax asset valuation allowance which resulted in a decrease in the tax benefit recognized in the second quarter of fiscal 2011. In accordance with the guidance in ASC 805, this $1.5 million change was recorded retrospectively to the acquisition date.
•The Company recorded a $1.2 million receivable from escrow in potential sales tax and use tax liabilities which, if paid, are recoverable against the escrow balance.

The Company is in the process of obtaining additional information required to finalize the fair value of deferred tax assets and liabilities. The purchase price allocation is expected to be finalized by December 31, 2011. Changes to deferred tax assets or liabilities may result in changes to the Company's income tax benefit or expense. All changes as a result of finalizing the value of purchase consideration or purchase price allocation will be made retrospectively to the acquisition date.

The fair value of the 3,407,130 common stock issued as part of the consideration paid for Plateau was determined on the basis of the closing market price of the Company's common stock on the acquisition date. The total weighted-average amortization period for intangible assets is 7.0 years. The intangible assets are being amortized on a straight-line basis, which in general reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from expected synergies from the transaction, including complementary products that will enhance the Company's overall product portfolio, which is expected to result in incremental revenue. None of the goodwill is deductible for tax purposes.

As required by ASC 805, the Company retrospectively adjusted previously reported quarterly results for the second quarter of fiscal 2011 due to measurement period adjustments made to the preliminary purchase price allocation of Plateau. This resulted in changes to the Company's deferred tax assets and liabilities, and impacted the Company's income tax benefit for the three months ended June 30, 2011. The following table presents selected condensed consolidated statements of operations data for the three months ended June 30, 2011 (unaudited, in thousands, except per share amounts):

	Three Months Ended June 30, 2011
	Retrospectively adjusted	As previously reported	Impact of measurement period adjustments
Revenue	$72,850	$72,850	$—

Loss before income taxes	(24,431)	(24,431)	—
Benefit for income taxes	15,989	17,470	(1,481)
Net loss	(8,442)	(6,961)	(1,481)
Net loss per common share, basic and diluted	(0.11)	(0.09)	(0.02)
Shares used in computing net loss per common share, basic and diluted	78,902	78,902	—

Plateau's results of operations have been included in the Company's unaudited condensed consolidated financial statements subsequent to the date of acquisition. The Plateau acquisition contributed $12.6 million to our total revenues for the nine months ended September 30, 2011, representing revenue from deferred revenue and backlog existing on the date of the acquisition. The majority of sales of Plateau products since the date of acquisition has been bundled with existing Company's products and not separately priced thus making the disclosure of revenue from such products impracticable.

Costs associated with the Plateau acquisition include transaction costs of $5.5 million and restructuring costs of $1.7 million for the nine months ended September 30, 2011. The following table presents these costs included in the Company's unaudited condensed consolidated statements of operations:

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Subscription and support	$—	$—	$30	$—
Professional services and other	—	—	144	—
Sales and marketing	—	—	488	—
Research and development	—	—	491	—
General and administrative	823	—	6,010	—
Total	$823	$—	$7,163	$—

Refer to Note 14, "Income Taxes” regarding the tax effect of the acquisition on the Company's unaudited condensed consolidated financial statements.

Unaudited Pro Forma Financial Information

The pro forma financial information in the table below summarizes the combined results of operations for the Company and Plateau, as though the companies were combined as of the beginning of the comparable prior annual reporting period. The pro forma financial information for all periods presented includes the accounting effects resulting from the Plateau acquisition including amortization charges from acquired intangible assets, changes in depreciation due to differing asset values and depreciation lives, and stock-based compensation charges for unvested restricted stock-based awards as though the Company and Plateau were combined as of January 1, 2010. Due to differing fiscal calendars, the results of Plateau included in this presentation are on a one month lag.

The unaudited pro forma financial information for the nine months ended September 30, 2011 combined the historical results of the Company for the six months ended June 30, 2011 and the historical results of Plateau for six months ended May 31, 2011 plus the three months ended September 30, 2011 consolidated for both companies.

The unaudited pro forma financial information for the three and nine months ended September 30, 2010 combined the historical results of the Company for the three and nine months ended September 30, 2010 and the historical results of Plateau for the three and nine months ended August 31, 2010.

The pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of Plateau had taken place as of the beginning of each period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Total revenues	$91,236	$68,431	$268,221	$194,711
Net income (loss)	$(25,021)	$(4,862)	$(51,621)	$1,809
Basic earnings (loss) per share	$(0.30)	$(0.06)	$(0.65)	$0.02
Diluted earnings (loss) per share	$(0.30)	$(0.06)	$(0.65)	$0.02

In the second quarter of fiscal 2011, the Company reported pro forma total revenues and net loss for the three months ended June 30, 2011 of $98.3 million and $26.2 million, and for the six months ended June 30, 2011 of $183.8 million and $26.3 million, respectively. The total revenue amounts were overstated by $6.8 million for the three and six months ended June 30, 2011, respectively. The net loss amounts were understated by $0.6 million and $0.3 million for the three and six months ended June 30, 2011, respectively. The error was corrected in the pro forma financial information for the nine months ended September 30, 2011 and was not considered material as it had no impact on the condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows for any period.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A material non-recurring adjustment included in the pro forma financial information is the income tax benefit of $16.5 million, which was included in the first quarter of 2010 from the release of valuation allowance on our deferred tax asset.

The pro forma financial information for the three months ended September 30, 2011 includes a revaluation loss of $6.0 million from changes in the fair value of contingent considerations.

On March 17, 2011, the Company acquired Jambok, Inc., ("Jambok"), a provider of social learning software, for $2.8 million in cash, and 63,728 shares of common stock with an estimated fair value of approximately $2.0 million. Furthermore, the Company agreed to pay additional cash and stock consideration with 50% payable in shares of common stock and 50% payable in cash up to $4.7 million in the aggregate to the former shareholders of Jambok based upon their continued employment with the Company for three years, as of the close of the transaction. The Company did not record any acquisition-related liabilities in connection with this additional payment arrangement, as it is considered compensatory in nature, and therefore, it will be recognized as compensation expense over the requisite three-year service period. This acquisition was not considered material to the Company.

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

Transaction costs associated with Jambok were expensed as incurred, and such transaction costs were $0.2 million for the nine months ended September 30, 2011 and are included in general and administrative expenses on the condensed consolidated statement of operations.

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

The Company completed the following business combinations during fiscal 2010:

•
On July 1, 2010, the Company acquired Inform Business Impact ("Inform"), a provider of business analytics and workforce planning software, for $25.6 million in cash and 906,892 shares of common stock valued at approximately $12.9 million, of which 371,372 shares are held in escrow, plus contingent consideration based on performance related earn-out payments with a fair value of $5.3 million. This acquisition was not considered material to the Company.

•
On July 13, 2010, the Company acquired Epista Software A/S ("YouCalc"), a provider of real-time analytics and reporting software for $3.2 million in cash, plus contingent consideration based on performance related earn-out payments in shares of common stock with a fair value of $1.5 million. This acquisition was not considered material to the Company.

•
On July 20, 2010, the Company acquired CubeTree, Inc., ("CubeTree") a provider of social media and collaboration software, for 903,733 shares of common stock valued at approximately $18.9 million, of which 190,511 shares are held in escrow, plus a future contingent cash payment with a fair value of $27.8 million.

Each of these acquisitions was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The total purchase price for each acquisition was comprised of the following (amounts in thousands, except shares):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Shares Issued	Purchase Consideration	Net Tangible Assets (Liabilities) Assumed	Purchased Intangible Assets	Goodwill
Inform	906,892	$43,838	$(1,412)	$23,900	$21,350
YouCalc	—	4,676	(20)	3,710	986
CubeTree	903,733	46,653	67	8,120	38,466
Total	1,810,625	$95,167	$(1,365)	$35,730	$60,802
4. Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (unaudited, in thousands):

	As of September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$73,231	$—	$—	$73,231
Cash equivalents:
Money market funds	13,223	—	—	13,223
Commercial paper	8,099	—	—	8,099
Total cash equivalents	21,322	—	—	21,322
Total cash and cash equivalents	94,553	—	—	94,553
Marketable securities:
U.S. Treasury bills and bonds	3,813	—	—	3,813
U.S. government and agency securities	96,015	54	(22)	96,047
Commercial paper	5,198	—	—	5,198
Corporate debt securities	48,538	77	(16)	48,599
Marketable equity securities	100	21	—	121
Total marketable securities	153,664	152	(38)	153,778
Total cash, cash equivalents and marketable securities	$248,217	$152	$(38)	$248,331

The Company did not recognize any other-than-temporary impairments during the three and nine months ended September 30, 2011.

The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of September 30, 2011. Investments in unrealized loss positions for less than 12 months and their related fair value as of September 30, 2011 were as follows (unaudited, in thousands):

	As of September 30, 2011
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government and agency securities	32,062	(22)
Corporate debt securities	14,088	(16)
Total	$46,150	$(38)

 The Company did not realize any significant gains or losses on marketable securities during the three and nine months ended September 30, 2011.

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 30, 2011, the following table summarizes the estimated fair value of the Company's investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (unaudited, in thousands):

As of
September 30, 2011
Due within 1 year	$92,884
Due within 1 year through 5 years	60,773
Due within 5 years through 10 years	—
Due after 10 years	—
Total marketable debt securities	$153,657

Cash, cash equivalents and marketable securities as of December 31, 2010, consisted of the following (in thousands):

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$23,538	$—	$—	$23,538
Cash equivalents:
Money market funds	33,000	—	—	33,000
Commercial paper	18,846	—	—	18,846
Total cash equivalents	51,846	—	—	51,846
Total cash and cash equivalents	75,384	—	—	75,384
Marketable securities:
U.S. Treasury bills and bonds	9,836	—	(2)	9,834
U.S. government and agency securities	196,167	119	(81)	196,205
Foreign government securities	5,050	6	—	5,056
Commercial paper	21,315	—	—	21,315
Corporate debt securities	48,651	9	(75)	48,585
Marketable equity securities	50	28	—	78
Total marketable securities	281,069	162	(158)	281,073
Total cash, cash equivalents and marketable securities	$356,453	$162	$(158)	$356,457

The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of December 31, 2010. Investments in unrealized loss positions for less than 12 months and their related fair value as of December 31, 2010 were as follows (in thousands):

	As of December 31, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. Treasury bills and bonds	$3,935	$(2)
U.S. government and agency securities	72,042	(81)
Corporate debt securities	25,964	(75)
Total	$101,941	$(158)

As of December 31, 2010, the following table summarizes the estimated fair value of the Company's investments in

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

 The following table presents cash equivalents, marketable securities, and acquisition-related contingent considerations carried at fair value, as of September 30, 2011 (unaudited, in thousands):

		Fair Value Measurements Using
	As of September 30, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$13,223	$13,223	$—	$—
Commercial paper	8,099	—	8,099	—
Total cash equivalents	$21,322	$13,223	$8,099	$—
Marketable securities:
U.S. Treasury bills and bonds	$3,813	$3,813	$—	$—
U.S. government and agency securities	96,047	—	96,047	—
Commercial paper	5,198	—	5,198	—
Corporate debt securities	48,599	—	48,599	—
Marketable equity securities	121	121	—	—
Total marketable securities	$153,778	$3,934	$149,844	$—
Liabilities:
Contingent consideration	$27,022	$—	$—	$27,022

The following table presents cash equivalents, marketable securities, and acquisition-related contingent consideration carried at fair value, as of December 31, 2010 (in thousands):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

		Fair Value Measurements Using
	As of December 31, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$33,000	$33,000	$—	$—
Commercial paper	18,846	18,846	—	—
Total cash equivalents	$51,846	$51,846	$—	$—
Marketable securities:
U.S. Treasury bills and bonds	$9,834	$9,834	$—	$—
U.S. government and agency securities	196,205	—	196,205	—
Foreign government securities	5,056	—	5,056	—
Commercial paper	21,315	—	21,315	—
Corporate debt securities	48,585	—	48,585	—
Marketable equity securities	78	78	—	—
Total marketable securities	$281,073	$9,912	$271,161	$—
Liabilities:
Contingent consideration	$26,250	$—	$—	$26,250

Cash Equivalents and Marketable Securities

Cash equivalents consist primarily of highly liquid investments in money market funds and commercial paper with original maturities of three months or less.

Marketable securities, which are classified as available for sale as of September 30, 2011, are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.

 Acquisition-related Contingent Consideration

The Company estimates the fair value of acquisition-related contingent consideration using various valuation approaches including: the Monte Carlo Simulation approach, the Finnerty option model and the discounted cash flow model. The contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The unrealized gains and losses related to the contingent consideration were included in operating expenses on the unaudited condensed consolidated statement of operations.

The following table presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (unaudited, in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$26,250
Total (gains) and losses, (realized and unrealized):
Included in operating expenses - Revaluation of contingent consideration	4,620
Included in other comprehensive loss	152
Payments of contingent consideration	(4,000)
Balance at September 30, 2011	$27,022

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The transfer out of Level 3 was due to the earn-out achievement associated with the acquisition of Inform. During the third quarter the Company made an earn-out payment of $4.0 million to former shareholders of Inform.

The following table presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (unaudited, in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$—
Contingent considerations issued in business combinations	33,085
Total (gains) and losses, (realized and unrealized):
Included in operating expenses - Revaluation of contingent consideration	(3,056)
Included in other comprehensive loss	737
Balance at September 30, 2010	$30,766
6. Goodwill
Goodwill consisted of the following (unaudited, in thousands):

Balance at December 31, 2010	$64,077
Additions	195,329
Other adjustments	(991)
Balance at September 30, 2011	$258,415

During the third quarter of fiscal 2011 the Company recorded adjustments for the effect on goodwill of changes to net assets acquired during the measurement period as described in Note 3, "Business Combinations."

For the nine months ended at September 30, 2011, additions represent $2.5 million and $192.8 million of goodwill associated with the Jambok and Plateau acquisitions, respectively.

Other adjustments represent foreign currency translation, as the functional currencies of the Company’s foreign subsidiaries, where goodwill is recorded, are their respective local currencies. Accordingly, the foreign currencies are translated into U.S. dollars using exchange rates in effect at period end. Adjustments are included in other comprehensive income (loss).
7. Intangible Assets
The following table present details of the Company's acquired intangible assets through business combinations as of September 30, 2011 (unaudited, in thousands, except years):

	Weighted- Average Useful Life (in Years)	Gross	Accumulated Amortization	Foreign currency translation	Net
Technology	6	$58,735	$(8,961)	$3,931	$53,705
Customer relationships	7	44,900	(2,091)	167	42,976
Trademark and tradename	5	1,000	(250)	167	917
Total purchased intangible assets with finite lives		$104,635	$(11,302)	$4,265	$97,598

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

As the functional currencies of the Company’s foreign subsidiaries, where certain intangible assets are recorded, are their respective local currencies, there are related foreign currency translation adjustments. The foreign currencies are translated into U.S. dollars using exchange rates in effect at period end, with any adjustment included in other comprehensive income (loss).

As of September 30, 2011, the Company expects amortization expense in future periods to be as follows (unaudited, in thousands):

Remainder of 2011	$4,771
2012	19,014
2013	18,493
2014	16,595
2015	11,182
Thereafter	27,543
Total	$97,598

The following table presents the amortization of purchased intangible assets (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Technology	$2,677	$1,382	$6,041	$1,382
Customer relationships	1,892	50	1,992	50
Trademark and tradename	51	50	151	50
	$4,620	$1,482	$8,184	$1,482

Of these amounts, $3.6 million, $0.1 million and $0.9 million were included in cost of revenue, sales and marketing expenses, and research and development expenses, respectively, for the three months ended September 30, 2011 and $7.0 million, $0.3 million, and $0.9 million were included in cost of revenue, sales and marketing expenses, and research and development expenses, respectively, for the nine months ended September 30, 2011. Comparatively, $1.4 million and $0.1 million were included in cost of revenue (subscription and support) and sales and marketing expenses, respectively, for the three and nine months ended September 30, 2010.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2011 and December 31, 2010 consisted of (unaudited, in thousands):

	As of	As of
	September 30, 2011	December 31, 2010
Accrued royalties	$2,735	$1,785
Indirect taxes	4,501	902
Accrued other liabilities	16,764	8,746
	$24,000	$11,433

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accrued employee compensation as of September 30, 2011 and December 31, 2010 consisted of (unaudited, in thousands):

	As of	As of
	September 30, 2011	December 31, 2010
Accrued bonus payable	$11,590	$6,895
Accrued commission payable	8,551	12,279
Accrued vacation	2,271	1,809
All other accrued employee compensation payable	2,528	2,484
	$24,940	$23,467
9. Commitments and Contingencies
Legal Proceedings

The Company from time to time is involved in various legal proceedings arising in the normal course of its business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of September 30, 2011, no amount is accrued as a loss is not probable or estimable.

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

Acquisition-related contingent consideration

The Company estimates the fair value of contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair values of liability classified contingent consideration are remeasured at each reporting period, with any changes in the fair value recorded as income or expense, and such remeasurements resulted in net losses of approximately $6.0 million and $4.6 million for the three and nine months ended September 30, 2011, respectively, compared to net gains of approximately $3.1 million for the three and nine months ended September 30, 2010, respectively. The potential undiscounted amount of all future cash payments that the Company could be required to make under the contingent consideration is between $0.0 million and $62.9 million as of September 30, 2011.

On July 1, 2010, the Company completed the acquisition of Inform, which included an earn-out provision. The earn-out provided for the payment of up to approximately $15.0 million in cash consideration upon the achievement of certain bookings revenue targets for a period of two years following the closing date of the acquisition. Payments were to be made at the end of two twelve month periods from the closing date of acquisition. During the three months ended September 30, 2011, the Company made payments of $4.0 million based on achievement of bookings revenue targets for the first twelve month period. As of September 30, 2011, the Company does not expect to trigger any payment for the second twelve month period based on bookings revenue targets for that period.

On July 20, 2010, the Company completed the acquisition of CubeTree and agreed to make a future contingent cash payment based on the value of the Company's common stock. Specifically, the contingent cash payment provides for the former stockholders of CubeTree to receive a cash payment on the three-year anniversary of the closing or at such earlier time as a change of control of the Company occurs. This time is referred to as the “Top-Up Payment Date.” If, on the Top-Up Payment Date, the value of the consideration issued at the closing, or the “Market Value,” is less than approximately $47.9 million or $53.01 per share, or the “Guaranteed Value,” subject to adjustments, we would be obligated to make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value, or the “Top-Up Payment.”

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

On March 17, 2011, the Company completed the acquisition of Jambok, which included future consideration up to $4.7 million (payable in shares of stock and cash) for continued employment by the former Jambok shareholders over a three-year period subsequent to the acquisition date. The Company did not record any acquisition-related liabilities in connection with this arrangement, as it is considered compensatory in nature, and therefore, it will be recognized as compensation expense over the requisite three-year service period.

Contingent consideration are recorded at fair value on the Company's consolidated balance sheet as of the acquisition dates, and are remeasured to fair value each reporting period with any changes in the value recorded as income or expense. As of September 30, 2011, $27.0 million is accrued for the fair value of the expected CubeTree top-up payment.
10. Stock-Based Compensation
For stock-based awards exchanged for employee services, the Company measures stock-based compensation cost on the grant date, based on the fair value of the award, and recognizes expense over the requisite service period, which is generally the vesting period. To estimate the fair value of an option, the Company uses the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all grants during 2011 and 2010, the Company calculated the expected term based on its historical experience from previous stock option grants. The Company estimates the volatility of its common stock by analyzing its historical volatility and considering volatility data of its peer group and the Company's implied volatility. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised, and cancelled. The Company also awards employees with restricted stock units ("RSUs") with service conditions, and estimates the fair value based on the closing market price of the Company's common stock on the date of the awards.

The following table presents stock-based compensation included in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenue	$2,088	$783	$4,441	$2,062
Sales and marketing	4,388	2,153	11,248	5,902
Research and development	2,353	975	5,545	2,572
General and administrative	3,575	1,931	8,261	4,852
Total	$12,404	$5,842	$29,495	$15,388

Stock-based compensation expense for the nine months ended September 30, 2010 includes shares of common stock with a fair value of $2.3 million issued to the Company’s senior management in lieu of cash bonuses. Of this amount, $1.1 million was included in general and administrative, $0.8 million was included in sales and marketing, $0.3 million was included in research and development, and $0.1 million was included in cost of revenue for the nine months ended September 30, 2010. There were no such cash bonuses for the nine months ended September 30, 2011.

The fair value of options granted to employees during the three and nine months ended September 30, 2011 and 2010 were determined using the following weighted-average assumptions for employee grants, excluding replacement stock options granted in connection with the Plateau acquisition (unaudited):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected life from grant date (in years)	4.83	4.01	4.57	4.16
Risk-free interest rate	0.93%	1.15%	1.84%	1.77%
Expected volatility	57%	60%	59%	63%
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$11.46	$10.20	$15.32	$10.19

The following table summarizes the activity for stock options for the nine months ended September 30, 2011 (unaudited):

	Shares Subject to Options Outstanding	Weighted-Average Exercise Price per Share
	(Shares in thousands)
Balance at December 31, 2010	7,815	$9.64
Granted	1,505	15.13
Exercised	(2,193)	6.35
Cancelled	(412)	14.53
Balance at September 30, 2011	6,715	$11.65

As of September 30, 2011, unrecognized compensation expense under the Company’s stock option plans for employee stock options was $17.2 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

During the third quarter of fiscal 2011, the Company granted RSUs with market and performance conditions to the chief executive officer ("CEO"). The fair value of market-based RSUs are estimated using the Monte-Carlo simulation method. This method requires inputs such as risk-free interest rate, volatility, and correlation coefficients. The fair value of performance-based RSUs are based on the closing market price of the Company's common stock on the date of the award. These market- and performance-condition RSUs are amortized based upon the graded vesting method in accordance with the Company's accounting policy election. Following the end of each calendar year commencing with 2011, the Company's performance, based on certain metrics, will determine the achievement level of the market and performance conditions. Achievement levels for each calendar year may range from 0% to 200% of the target. The following table presents the RSU target shares for these awards (unaudited):

Year	Performance-based RSUs	Market-based RSUs	Total Target RSUs
2011	16,697	16,636	33,333
2012	16,697	16,636	33,333
2013	16,697	16,636	33,333

The following table summarizes the activity for RSUs for the nine months ended September 30, 2011, including the RSUs with market and performance conditions granted to the CEO (unaudited):

SUCCESSFACTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2010	2,765	$12.94
Granted	2,545	30.79
Vested	(494)	33.68
Forfeited	(435)	23.68
Unvested at September 30, 2011	4,381	$19.90

As of September 30, 2011, unrecognized compensation expense under the Company’s equity incentive plans for employee RSUs was $96.1 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.0 years.
11. Interest Income and Other, Net
The components of interest income and other, net are as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income	$201	$388	$833	$977
Foreign currency exchange gains (losses), net	(2,044)	1,000	(1,276)	(122)
Other	61	(87)	(47)	(90)
Total	$(1,782)	$1,301	$(490)	$765
12. Comprehensive Income (Loss)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(25,021)	$(2,814)	$(30,744)	$(8,399)
Change in foreign currency translation, net	(2,987)	3,031	(1,152)	2,763
Change in unrealized gain (loss) on marketable securities, net	(31)	53	112	343
Comprehensive income (loss)	$(28,039)	$270	$(31,784)	$(5,293)
13. Net Loss Per Common Share
Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including outstanding options, unvested RSUs, and contingently issuable shares placed in escrow. Shares are included only if they are dilutive. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. Securities that have been excluded from computation of diluted shares as of September 30, 2011 and 2010 were 11.7 million, including 0.6 million shares held in escrow in connection with the Inform and CubeTree acquisitions, and 12.5 million, respectively.

The following table sets forth the computation of basic and diluted net loss per common share (unaudited, in thousands, except per share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(25,021)	$(2,814)	$(30,744)	$(8,399)
Shares used in computing net loss per common share, basic and diluted	83,136	74,618	79,883	73,100
Net loss per common share, basic and diluted	$(0.30)	$(0.04)	$(0.38)	$(0.11)
14. Income Taxes
For the three and nine months ended September 30, 2011, income tax expense was $0.6 million, or 2.3% of pre-tax loss, and income tax benefit was $16.0 million, or 34.3% of pre-tax loss, respectively, compared to income tax expense of $0.3 million, or 11.6% of pre-tax loss, and $0.5 million, or 6.1% of pre-tax loss, for the three and nine months ended September 30, 2010, respectively. The effective tax rate for the three and nine months ended September 30, 2011 and 2010 differs from the U.S. federal statutory rate of 34% primarily due to stock-based compensation, permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against the Company's deferred tax assets. Included in the $16.0 million income tax benefit for the nine months ended September 30, 2011 is a $16.5 million tax benefit from the release of valuation allowance on the Company's deferred tax asset ("DTA"). In connection with the Plateau acquisition in the second quarter of fiscal 2011, the Company established a deferred tax liability ("DTL") on the acquired identifiable intangible assets. This DTL exceeded the acquired DTA by $16.5 million and creates additional source of income to realize a tax benefit for the Company's DTA. Authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company's DTA was released and resulted in an income tax benefit of $16.5 million. This tax benefit decreased by $1.5 million in the third quarter of fiscal 2011 from $18.0 million as of June 30, 2011 due to a change in the purchase price allocation during the current quarter. This change in tax expense was retrospectively applied to the acquisition date.
15. Related Party Transaction
In connection with the acquisition of Inform in July 2010, the Company assumed a non-cancelable operating lease for an office building in Brisbane, Australia, owned by the former owners of Inform who are now stockholders of the Company. The lease expires in 2015, with future payment obligations of approximately $3.8 million. The associated rent expense was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively. The associated rent expense was approximately $0.2 million for both the three and nine months ended September 30, 2010.

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

Overview

SuccessFactors provides on-demand Business Execution (BizX) software solutions that enable organizations to bridge the gap between business strategy and results. Our goal is to enable organizations to substantially increase employee productivity worldwide by enhancing our existing people performance solutions with business alignment solutions to enable customers to achieve business results. Our integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; Compensation Management; Succession Management; Career and Development Planning; Recruiting Management; Employee Central; Analytics and Reporting; Employee Profile; 360-Degree Review; Employee Survey; Calibration & Team Rater; Learning Management; Jam, Social Learning and Collaboration Platform; iContent; Extended Enterprise; and proprietary and third-party content. We deliver our application suite to organizations of all sizes across all industries and geographies. Our suite, which is delivered through the cloud, improves business alignment, team execution and people performance to drive results for companies of all sizes. Across more than 168 countries and in 34 languages, approximately 15 million subscription seats and more than 3,500 customers leverage our application suite every day, up from approximately 300,000 seats and 100 companies in 2003.

We generate sales primarily through our global direct sales organization and, to a much lesser extent, indirectly through channel partners, with sales through channel partners constituting approximately 4% of total revenue for the first nine months in 2011. However, in the future, we anticipate that revenue from channel partners will increase. For the first nine months in 2011, we did not have any single customer that accounted for more than 5% of our total revenue. We target our sales and marketing efforts at large enterprises as well as small and mid-sized organizations. We intend to utilize our professional services partner network to broaden our distribution and capacity in order to meet expected demand.

Historically, most of our revenue has been from sales of our application suite to organizations located in the United States. For the first nine months of fiscal 2011, approximately 73% of our total revenue was generated from customers in the United States. We intend to continue to grow our international business. Accordingly, we expect the growth rate in our international business to exceed the growth rate in the U.S.

We have historically experienced significant seasonality in sales of subscriptions to our application suite, with a higher percentage of our customers renewing or entering into new subscription agreements in the fourth quarter of the year. Also, a significant percentage of our customer agreements within a given quarter are generally entered into during the last month of the quarter. We have derived a substantial portion of our historical revenue from sales of our Performance Management and Goal Management modules, but the percentage of revenue from these modules has decreased over time as we expanded our product offerings.

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

We continue to experience growth in headcount compared to prior periods as we expand our operations and acquire companies. However, we had a slight decrease in total headcount in the third quarter of 2011 as compared to the second quarter of fiscal 2011. This was a result of us completing the Plateau acquisition on June 28, 2011 and therefore added headcount at the end of the quarter but incurred minimal expenses compared to the full impact of the business combination in the third quarter of fiscal 2011. We also executed on some synergy savings in headcount during the third quarter of fiscal 2011, which decreased our total headcount quarter over quarter.

The Jambok acquisition completed in the first quarter of 2011 did not significantly contribute to our total revenues for the three or nine months ended September 30, 2011. The Plateau acquisition completed at the end of the second quarter of 2011 contributed $12.1 million and $12.6 million to our total revenues for the three and nine months ended September 30, 2011, respectively.

Recent Accounting Pronouncements

Refer to Note 2, "Recent Accounting Pronouncements" regarding the effect of certain recent accounting pronouncements on our unaudited condensed consolidated financial statements.

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

Our revenue recognition accounting policy has been updated to reflect the acquisition in June 2011 of Plateau (see Note 3 to the unaudited condensed consolidated financial statements). No other critical accounting policy has been modified since the filing of our last Annual Report on Form 10-K.

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

We commence revenue recognition when all of the following conditions are met:

•	Persuasive evidence of an arrangement;

•	Subscription or services have been delivered to the customer;

•	Collection of related fees is reasonably assured or, in the case of a software sale, collection is probable; and

•	Related fees are fixed or determinable.

Additionally, if an agreement contains non-standard acceptance or requires non-standard performance criteria to be met, we defer revenues until these conditions are satisfied. Signed agreements are used as evidence of an arrangement. We assess cash collectability based on a number of factors such as past collection history with the customer and creditworthiness of the customer. If we determine that collectability is not reasonably assured or probable, we defer the revenue recognition until collectability becomes reasonably assured, generally upon receipt of cash. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Our arrangements are typically non-cancelable, though customers typically have the right to terminate their agreement for cause if we fail to perform.

We recognize the total contracted subscription revenue ratably over the contracted term of the subscription agreement, generally one to three years although terms can extend to as long as five years. Subscription terms commence on either the start date specified in the subscription arrangement or the date the customer's module is provisioned. The customer's module is provisioned when a customer is provided access to use our on-demand application suite.

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

Prior to the adoption of ASU 2009-13, we determined that we did not have objective and reliable evidence of fair value for each deliverable of its arrangements. As a result, we accounted for subscription and professional services revenue as one unit of accounting and recognized the total arrangement fee ratably over the contracted term of the subscription agreement, generally one to three years although terms could extend to as long as five years.

Upon adoption of ASU 2009-13, we account for subscription and professional services revenue as separate units of account and allocate revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE are available. Since VSOE and TPE are not available for our subscription or professional services, we use ESP.

Our arrangements with customers generally contain multiple elements. Certain of these transactions are accounted for under ASC 605-25, Revenue Recognition-Multiple Element Arrangements, and others are accounted for under ASC 985-605, Software Revenue Recognition, depending on the terms of the related agreements.

Our arrangements subject to ASC 605-25 contain multiple elements that may include subscriptions or hosting services, maintenance and support, and professional services. We account for subscription services, maintenance and support, and professional services deliverables as separate units of accounting and allocate revenue to each deliverable in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on vendor-specific objective evidence of selling price (VSOE), if available, third-party evidence of selling price (TPE), if VSOE is not available, or estimated selling price (ESP), if neither VSOE nor TPE are available.

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

Our arrangements subject to ASC 985-605 contain multiple elements that may include term or perpetual software licenses, maintenance and support, and professional services. Prior to our acquisition of Plateau, it established VSOE of fair value for its maintenance and support and professional services using a bell curve methodology stratifying by customer type. We have implemented controls in order to maintain the aforementioned VSOE rates; therefore, for perpetual licenses sold in arrangements along with maintenance and support and/or professional services, license revenues are recognized at the date of delivery and acceptance, if applicable, using the residual method. Maintenance and support revenues are recognized ratably from the date of acceptance of the license, if applicable, over the service period.

Deferred revenue consists of billings or payments received in advance of revenue recognition from our subscription and other services as described above are recognized as revenue when all of the revenue recognition criteria are met. For subscription arrangements with terms of over one year, we generally invoice our customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year, non-cancelable subscription agreements. Our professional services are generally sold in conjunction with the subscriptions. The portion of deferred revenue that we anticipate will be recognized after the succeeding 12-month period is recorded as non-current deferred revenue and the remaining portion is recorded as current deferred revenue. Current deferred revenue also includes subscription agreements for which the subscription delivery (provision) start date has not yet been determined. Upon determination of the initial access date timing of such arrangements, amounts estimated to be recognized after more than 12 months are reclassified to non-current deferred revenue.
Results of Operations
The following table presents certain consolidated financial data for the three and nine months ended September 30, 2011 and 2010 as a percentage of total revenue (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Subscription and support	72%	82%	74%	80%
Professional services and other	28	18	26	20
Total revenue	100	100	100	100
Cost of revenue:
Subscription and support	19	14	17	13
Professional services and other	17	18	17	14
Total cost of revenue	36	32	33	27
Total gross profit	64	68	67	73
Operating expenses:
Sales and marketing	42	49	46	48
Research and development	20	21	21	19
General and administrative	17	18	19	17
Revaluation of contingent consideration	7	(6)	2	(2)
Gain on settlement of litigation, net	—	—	(1)	—
Total operating expenses	86	82	86	82
Loss from operations	(22)	(14)	(19)	(8)
Unrealized foreign exchange gain (loss) on intercompany loan	(3)	7	(1)	2
Interest income (expense) and other, net	(2)	3	—	1
Loss before benefit for (provision of) income taxes	(27)	(5)	(20)	(5)
Benefit for (provision of) income taxes	(1)	(1)	7	—
Net loss	(27)%	(6)%	(13)%	(6)%

Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Revenue

The following table presents our components of total revenue for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Revenue:
Subscription and support	$65,863	$42,079	57%	$172,174	$117,030	47%
Professional services and other	25,373	9,457	168%	59,510	28,744	107%
Total revenue	$91,236	$51,536	77%	$231,684	$145,774	59%

Total revenue increased by $39.7 million, or 77%, for the three months ended September 30, 2011, compared to the corresponding period of fiscal 2010, primarily due to an increase in the level of renewals and sales of additional subscription modules to our existing customers as well as a slight increase in subscription sales to new customers. We define existing customers as companies that we have sold to before that are either renewing their subscriptions, purchasing additional modules and/or adding new users, and we define new customers as companies that have never purchased from us before.

Total revenue increased by $85.9 million, or 59%, for the nine months ended September 30, 2011, compared to the corresponding period of fiscal 2010, primarily due to an increase in the level of renewals and sales of additional subscription modules to our existing customers as well as a slight increase in subscription sales to new customers.

Revenue from customers in the United States accounted for approximately 74% and 73% of total revenue for the three and nine months ended September 30, 2011, respectively.

Subscription and support revenue

Subscription and support revenue for the three months ended September 30, 2011 increased by $23.8 million, or 57% compared to the corresponding period of fiscal 2010. This increase was composed of a $21.2 million increase in subscription and support revenue from existing customers, which includes backlog, renewals and subscriptions for additional modules and end users as well as a $2.6 million increase in subscription and support revenues from new customers, which we define as subscription and support revenue from the first year of the initial contract of the new customers.

Subscription and support revenue for the nine months ended September 30, 2011 increased by $55.1 million, or 47%, compared to the corresponding period of fiscal 2010. The increase in subscription and support revenue for the nine months ended September 30, 2011 was composed of a $51.8 million increase in subscription and support revenue from existing customers as well as a $3.3 million increase in new business.

Professional services and other revenue

In fiscal 2010, revenue on most professional services contracts was recorded upon customer acceptance of the services as we did not have the ability to make reasonably dependable estimates of costs to complete and progress towards completion. In fiscal 2011, the Company determined that it had the ability to estimate costs to complete for larger contracts that tend to span multiple quarters and recognized revenue using the proportional performance method of accounting. The financial impact on the first and second quarters of fiscal 2011 was not material. In the third quarter of fiscal 2011, the Company expanded the scope of contracts under proportional performance accounting, which resulted in the recognition of an additional $3.9 million of professional services revenue during the quarter.

Professional services and other revenue for the three months ended September 30, 2011 increased by $15.9 million, or 168%, compared to the corresponding period of fiscal 2010. The increase in professional services and other revenue was composed of $9.8 million in professional services revenue recognized under the proportional performance method using the ratio of hours incurred to estimated total hours and $6.4 million in revenue from existing customers. These increases were offset by a $0.3 million decrease in revenue from new customers. We expect professional services revenue recognized under the proportional performance method to increase in future quarters as the majority of our service projects will be accounted for under proportional performance accounting.

Professional services and other revenue for the nine months ended September 30, 2011 increased by $30.8 million, or 107%, compared to the corresponding period of fiscal 2010. The increase in professional services and other revenue was composed of an $11.3 million increase in revenue from existing customers, and a $1.6 million increase in new business. In addition, we recognized $14.3 million in professional services revenue under the proportional performance method using the ratio of hours incurred to estimated total hours and $3.6 million in professional services revenue that was previously deferred pending non-standard acceptance criteria in one customer contract that was removed during the period.

Cost of Revenue and Gross Margin

The following table presents our revenue, cost of revenue, gross profit and gross margin for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Revenue:
Subscription and support	$65,863	$42,079	57%	$172,174	$117,030	47%
Professional services and other	25,373	9,457	168%	59,510	28,744	107%
Total revenue	91,236	51,536	77%	231,684	145,774	59%
Cost of revenue:
Subscription and support	17,466	7,331	138%	38,877	18,238	113%
Professional services and other	15,245	9,143	67%	38,291	20,562	86%
Total cost of revenue	32,711	16,474	99%	77,168	38,800	99%
Total gross profit	$58,525	$35,062	67%	$154,516	$106,974	44%
Total gross margin for Subscription and support	73%	83%		77%	84%
Total gross margin for Professional services and other	40%	3%		36%	28%

Subscription and support cost of revenue

Subscription and support cost of revenue for the three months ended September 30, 2011 increased by $10.1 million, or 138%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $4.3 million increase in personnel costs largely attributable to the increase in average headcount compared to the third quarter of 2010 as a result of the Plateau acquisition, a $2.1 million increase in amortization expenses related to purchased intangible assets in connection with acquisitions, a $1.3 million increase in data center related costs, a $1.0 million increase in royalties and a combined $1.4 million in overhead allocation, outside services and travel-related expenses.

Subscription and support cost of revenue for the nine months ended September 30, 2011 increased by $20.6 million, or 113%, compared to the corresponding period of fiscal 2010. The increase was primarily due to higher employee related costs of $8.0 million driven by an increase in average headcount as a result of the Plateau acquisition, amortization of intangibles of $5.5 million related to acquired intangibles, depreciation and allocated overhead expenses of $2.2 million combined, data center and related costs of $2.1 million, royalties of $1.3 million, outside services of $0.6 million, outsourced maintenance of $0.6 million and travel-related expenses of $0.3 million.

Professional services and other cost of revenue

Professional services and other cost of revenue for the three months ended September 30, 2011 increased by $6.1 million, or 67%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $4.0 million increase in personnel costs, largely attributable to headcount additions as a result of the Plateau acquisition, a $1.0 million increase in outsourced services and a combined $1.1 million increase in outside services, customer training, amortization of intangibles, overhead allocation and travel-related expenses.

Professional services and other cost of revenue for the nine months ended September 30, 2011 increased by $17.7 million, or 86%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $10.9 million increase in personnel costs, largely attributable to headcount additions as a result of the Plateau acquisition, a $3.9 million increase in outsourced services, a $1.3 million increase in overhead allocation, a $0.6 million increase in travel-related expenses and a combined $1.0 million increase in customer training, partner referral fees, amortization of intangibles and M&A related expenses.

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

Subscription and support gross margin for the three months ended September 30, 2011 was 73% compared to 83% for the corresponding period of fiscal 2010, and for the nine months ended September 30, 2011 was 77% compared to 84% for the corresponding period of fiscal 2010. The decreases in gross margin were primarily due to increases in personnel costs due to headcount additions, amortization expense of purchased intangible assets attributable to acquisitions completed as well as the costs incurred on significant contracts for which the associated revenue recognition has not begun or is being recognized ratably, offset by increases in revenue associated with existing and Plateau customers.

Professional services and other gross margin for the three months ended September 30, 2011 was 40% compared to 3% for the corresponding period of fiscal 2010 and for the nine months ended September 30, 2011, gross margin was 36% compared to 28% for the corresponding period of fiscal 2010. The higher gross margin for the three and nine months ended September 30, 2011 was primarily attributed to the increased personnel costs, largely due to headcount additions from acquisitions completed in the third quarter of fiscal 2010, which adversely impacted our gross margins for the three months ended September 30, 2010, as well as the costs incurred on significant contracts for which the associated revenue recognition had not begun or was being recognized ratably during the three months ended September 30, 2010. We also began to utilize the proportional performance method of accounting in fiscal 2011 for certain larger contracts as we determined we had the ability to estimate costs to complete these contracts. Prior to fiscal 2011, we recognized professional services and other revenue on a completed contract method of accounting, in which we did not recognize revenues until a project was finished, while the associated costs were being incurred. The proportional performance method increased our gross margin as the costs incurred previously accounted for contracts were captured in the corresponding periods of fiscal 2010.

Operating Expenses

Sales and Marketing

The following table presents our sales and marketing expenses for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales and marketing	$38,735	$25,166	54%	$106,093	$69,585	52%
Percent of total revenue	42%	49%		46%	48%

Sales and marketing expenses for the three months ended September 30, 2011 increased by $13.6 million, or 54%, compared to the corresponding period of fiscal 2010. The increase was primarily driven by our continuing efforts to expand our sales and marketing activities. The increase in sales and marketing expenses was primarily comprised of a $11.2 million increase in personnel costs largely attributable to the increase in average headcount as a result of the Plateau acquisition, of which $4.3 million was an increase in salary expense; $3.4 million of commission expense; $2.2 million of stock-based compensation costs; and $1.3 million of bonus and payroll tax expenses, a $1.0 million increase in travel-related expenses, a $1.0 million increase in allocated overhead expenses and a $0.4 million increase in marketing expenses.

Sales and marketing expenses for the nine months ended September 30, 2011 increased by $36.5 million, or 52%, compared to the corresponding period of fiscal 2010. The increase was primarily driven by our continuing efforts to expand our sales and marketing activities. The increase in sales and marketing expenses was primarily comprised of a $28.3 million increase in personnel costs largely attributable to the increase in average headcount as a result of the Plateau acquisition, of which $10.0 million was an increase in salary expense; $8.1 million of commission expense; $5.3 million of stock-based compensation costs; $2.1 million of bonus expense and a combined $2.8 million of payroll tax and other employee related benefit expenses, a $3.3 million increase of tradeshow, research, and public relations marketing expenses, a $2.0 million increase in travel-related expenses, a $1.9 million increase in allocated overhead expenses, a $0.6 million increase in outside services and a combined $0.4 million increase in IT costs and amortization of intangible assets.

We expect sales and marketing spending to increase as a greater percentage of operating expenses for the fourth quarter of fiscal 2011 as we continue to invest in sales resources and marketing initiatives.

Research and Development

The following table presents our research and development expenses for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Research and development	$18,242	$11,048	65%	$47,533	$27,699	72%
Percent of total revenue	20%	21%		21%	19%

Research and development expenses for the three months ended September 30, 2011 increased by $7.2 million, or 65%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $5.2 million increase in personnel costs mainly attributable to an increase in average headcount as a result of the Plateau acquisition and our continuing efforts to expand our offshore development. The remaining $2.0 million of the overall increase in other research and development expenses for the three months ended September 30, 2011 was attributable to an increase in amortization of intangible assets and allocated overhead expenses.

Research and development expenses for the nine months ended September 30, 2011 increased by $19.8 million, or 72%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $15.0 million increase in personnel costs mainly attributable to an increase in average headcount as a result of the Plateau acquisition and our continuing efforts to expand our offshore development, a $2.7 million increase in allocated overhead expenses, a $1.0 million increase in outside services, a $0.9 million increase in amortization of intangible assets and a $0.2 million increase in travel-related expenses.

We expect research and development costs to increase modestly for the fourth quarter of fiscal 2011, as we continue to invest in our products and integrate our acquisitions.

General and Administrative

The following table presents our general and administrative expenses for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
General and administrative	$15,585	$9,180	70%	$44,303	$24,877	78%
Percent of total revenue	17%	18%		19%	17%

General and administrative expenses for the three months ended September 30, 2011 increased by $6.4 million, or 70%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $4.9 million increase in personnel costs resulting from headcount growth in our general and administrative function to support our growth as a result of the Plateau acquisition, of which $1.9 million was an increase in salary expense, $1.6 million of stock-based compensation costs, $0.9 million of bonus expense, and a combined $0.5 million of payroll taxes and employee benefits, a $1.3 million increase in outside services expenses, a $1.1 million increase in facilities related expenses due to additional leases assumed from acquisitions, a combined $1.0 million increase in bad debt expense and charitable contributions; a combined $0.4 million increase in IT costs and travel-related expenses. These were partially offset by a decrease of $2.3 million in allocated overhead expenses due to a shift in headcount mix as we continue our expansion efforts in other functional areas.

General and administrative expenses for the nine months ended September 30, 2011 increased by $19.4 million, or 78%, compared to the corresponding period of fiscal 2010. The increase was primarily due to a $11.8 million increase in personnel costs resulting from headcount growth in our general and administrative function to support our growth as a result of the Plateau acquisition, of which $4.6 million was an increase in salary expense, $3.4 million of stock-based compensation costs, $2.3 million of bonus expense, and a combined $1.5 million of payroll taxes and employee benefits, a $7.2 million increase in outside services expenses, of which $4.4 million related to due diligence and integration costs; a $2.6 million increase in facilities related expenses due to additional leases assumed from acquisitions, a $1.9 million increase in miscellaneous expenses, of which $0.9 million was related to bad debt expense; a $0.8 million increase in IT costs and a $0.5 million increase in travel-related expenses. These were partially offset by a decrease of $5.4 million in allocated overhead expenses due to a shift in headcount mix as we continue our expansion efforts in other functional areas.

We expect general and administrative expense to increase modestly for the fourth quarter of fiscal, as we continue to invest in our business and acquisition-related activities.

Revaluation of Contingent Consideration

The following table presents our revaluation of contingent consideration for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Revaluation loss (gain) of contingent consideration	$5,976	$(3,056)	296%	$4,620	$(3,056)	251%
Percent of total revenue	7%	(6)%		2%	(2)%

Revaluation loss of contingent consideration for the three months ended September 30, 2011 increased by $9.0 million, or 296%, compared to the corresponding period of fiscal 2010. The increase was primarily due to losses related to the contingent consideration associated with the CubeTree acquisition. We value the contingent consideration at each reporting period for CubeTree based on our stock price over a three-year period beginning on July 20, 2010.

Revaluation loss of contingent consideration for the nine months ended September 30, 2011 increased by $7.7 million, or 251% compared to the corresponding period of fiscal 2010. The increase was due primarily to losses related to the contingent consideration associated with the CubeTree acquisition, offset by a slight gain on the revaluation of contingent consideration of Inform. We value the contingent consideration at each reporting period for the following contingency periods: 1) CubeTree is based on our stock price over a three-year period beginning on July 20, 2010, and 2) Inform was based on achievement of bookings for a period of two years following the closing of the acquisition on July 1, 2010.

Gain on Settlement of Litigation, Net

Gain on settlement of litigation, net of litigation costs for the three and nine months ended September 30, 2011 was zero and $2.9 million, respectively, compared to zero for the corresponding periods of fiscal 2010. The gain recognition was due to the settlement of litigation with Halogen Software, Inc., during the second quarter of fiscal 2011, net of related litigation expenses. See Note 9, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements.

Unrealized Foreign Exchange Gain (Loss) on Intercompany Loan

The following table presents our unrealized foreign exchange gain on intercompany loan for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Unrealized foreign exchange gain (loss) on intercompany loan	$(2,669)	$3,453	(177)%	$(1,168)	$3,453	(134)%
Percent of total revenue	(3)%	7%		(1)%	2%

As the functional currency of our foreign subsidiary, where the intercompany loan is recorded, is its respective local currency, we remeasure a U.S. dollar intercompany loan into the local currency at the end of each reporting period. Unrealized foreign exchange loss on intercompany loan for the three and nine month periods ended September 30, 2011 were $2.7 million and $1.2 million, respectively, compared to unrealized foreign exchange gain of $3.5 million for the corresponding periods of fiscal 2010.

Interest Income (Expense) and Other, Net

The following table presents our interest income (expense) and other, net for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Interest income (expense) and other, net	$(1,782)	$1,301	237%	$(490)	$765	164%
Percent of total revenue	(2)%	3%		—%	1%

Interest expense and other, net for the three months ended September 30, 2011 increased by $3.1 million, or 237%, compared to the corresponding period of fiscal 2010. The increase was primarily due to higher net foreign exchange transaction losses.

Interest expense and other, net for the nine months ended September 30, 2011 increased by $1.3 million, or 164%, compared to the corresponding period of fiscal 2010. The increase was primarily due to higher net foreign exchange transaction losses.

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

For the three and nine months ended September 30, 2011, income tax expense was $0.6 million and income tax benefit of $16.0 million, compared to income tax expense of $0.3 million and $0.5 million for the three and nine months ended September 30, 2010, respectively. The effective tax rates for 2011 and 2010 differ from the U.S. federal statutory rates of 34% primarily due to stock based compensation and permanent tax adjustments, foreign withholding taxes partially offset with foreign operational rate benefits and a valuation allowance against our deferred tax assets. Included in the $16.0 million income tax benefit for the nine months ended September 30, 2011 is a $16.5 million tax benefit from the release of valuation allowance on our deferred tax asset ("DTA"). In connection with our Plateau acquisition, a deferred tax liability ("DTL") was established on the acquired identifiable intangible assets. This DTL exceeded the acquired DTA by $16.5 million and creates additional source of income to realize a tax benefit for our DTA. As such, authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of our DTA was released and resulted in an income tax benefit of $16.5 million. This tax benefit may change in future periods as the purchase price allocation is still preliminary. Any change will be made retrospectively to the acquisition date.
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

The following table sets forth a summary of our cash flows for the periods indicated (unaudited, in thousands):

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Net cash provided by operating activities	$22,590	$29,497
Net cash used in investing activities	(14,291)	(51,166)
Net cash provided by financing activities	11,096	10,837

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

Cash provided by operating activities for the nine months ended September 30, 2011 was $22.6 million and consisted of net loss of $30.7 million adjusted by non-cash items of $45.4 million (including stock-based compensation of $29.5 million, depreciation and amortization of $14.0 million, amortization of deferred commissions of $12.6 million, revaluation loss of $4.6 million from the change in the fair value of acquisition-related contingent considerations and $1.2 million of unrealized foreign exchange loss on intercompany loan, offset by a tax benefit in connection with acquisitions of $16.5 million) and cash provided by changes in assets and liabilities of $7.9 million primarily due to a decrease in accounts receivable resulting from our collection efforts, offset by a net decrease in accounts payable, accruals and other liabilities attributed to the timing of expenses incurred, as well as a decrease in deferred commissions.

Cash provided by operating activities for the nine months ended September 30, 2010 was $29.5 million primarily resulted from net loss of $8.4 million adjusted for certain non-cash items of $21.1 million (including stock-based compensation of $15.4 million, amortization of deferred commissions of $6.6 million, depreciation and amortization of $5.6 million, revaluation gain of $3.0 million from the change in the fair value of acquisition-related contingent considerations and $3.5 million of unrealized foreign exchange gain on intercompany loan) and cash provided by changes in assets and liabilities of $16.8 million primarily due to an increase in deferred revenue from increased billings and a decrease in accounts receivable resulting from our collection efforts, offset by an increase in capitalized deferred commissions and prepaid expenses and other current assets.

Net Cash Used In Investing Activities

Cash used in investing activities in the nine months ended September 30, 2011 was $14.3 million primarily consisted of $135.3 million (net of cash received) used for the Jambok and Plateau acquisitions, $124.7 million used in purchases of available-for-sale securities, and $4.9 million of capital expenditures, which is net of $2.3 million from a non-cash purchase of software licenses, offset by proceeds of $250.6 million from sales and maturities of available-for-sale securities.

Cash used in investing activities in the nine months ended September 30, 2010 was $51.2 million primarily resulted from $272.7 million of purchases of available-for-sale securities, $26.1 million (net of cash received) used for the Inform and YouCalc acquisitions, and $3.2 million of capital expenditures, offset by proceeds from sales and maturities of available-for-sale securities of $250.8 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2011 was $11.1 million, which consisted of proceeds from the exercise of stock options of $15.1 million offset by payments on contingent consideration of $4 million related to Inform.

Cash provided by financing activities in the nine months ended September 30, 2010 was $10.8 million primarily due to proceeds from the exercise of stock options of $10.9 million offset by $0.1 million in offering costs.

Capital Resources

As of September 30, 2011, our cash, cash equivalents and marketable securities balance is $248.3 million, of which $18.5 million is held in our international subsidiaries. The amount of cash, cash equivalents and marketable securities related to our foreign operation earnings that we intend to permanently reinvest outside of the United States is approximately $9.8 million.

We believe our existing cash, cash equivalents and marketable securities and currently available resources will be sufficient to meet our working capital and capital expenditure needs over the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue and bookings growth, future acquisitions, the level of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure and integrate acquisitions, and the continuing market acceptance of our application suite. Our capital expenditures for the fourth quarter of fiscal 2011 are expected to increase as we continue to invest in our data centers and other infrastructure. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing.

Commitments

On July 1, 2010, we completed the acquisition of Inform, which included an earn-out provision. The earn-out provided for the payment of up to approximately $15.0 million in cash consideration upon the achievement of certain bookings revenue targets for a period of two years following the closing date of the acquisition. Payments were to be made at the end of two twelve month periods from the closing date of acquisition. During the three months ended September 30, 2011, we made payments of $4.0 million based on achievement of bookings revenue targets for the first twelve month period. As of September 30, 2011, the Company does not expect to trigger any payment for the second twelve month period based on bookings revenue targets for that period.

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

On March 17, 2011, we completed the acquisition of Jambok, which included future consideration up to $4.7 million (payable in shares of stock and cash) for continued employment by the former Jambok shareholders over a three-year period subsequent to the acquisition date. We did not record any acquisition-related liabilities in connection with this arrangement, as it is considered compensatory in nature, and therefore, it will be recognized as compensation expense over the requisite three-year service period.

Contingent consideration are recorded at fair value on our consolidated balance sheet as of the acquisition dates, and are remeasured to fair value each reporting period, with any changes in the value recorded as income or expense. As of September 30, 2011, we had accrued $27.0 million for the fair value of the expected CubeTree top-up payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements and, other than operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Fluctuations

As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a lesser portion of our expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of September 30, 2011 would result in a loss of approximately $2.5 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents of $94.6 million and marketable securities of $153.8 million as of September 30, 2011. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash amounts are held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risks. Our investments in marketable securities consist of high-grade government securities, corporate debt securities and equity securities. Investments purchased with the original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s equity. As of September 30, 2011, the average maturity of our investment portfolio was approximately 293 days; therefore we believe the movement of interest rates would not have a material impact on our unaudited condensed consolidated balance sheet or statement of operations.

At any time, a significant increase or decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of September 30, 2011 using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movements in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of September 30, 2011. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $1.3 million as of September 30, 2011.

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
(a) Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently a party to any material litigation. However, from time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including disputes and actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. For example, in May, 2011, we, along with a number of other companies received a letter from a law firm representing Oasis Research, LLC alleging infringement of certain patents. Although such disputes, claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows in a particular period.

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

We have incurred losses in each fiscal period since our inception in 2001. We experienced a net loss on a generally accepted accounting principles in the United States of America (GAAP) basis of $12.5 million for fiscal 2010 and $30.7 million for the nine months ended September 30, 2011. At September 30, 2011 we had an accumulated deficit of $262.1 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers. We still expect to incur significant operating expenses in the future due to our investment in sales and marketing, research and development expenses, operations costs, expenses related to stock-based compensation and acquisition-related charges arising from our historic acquisitions and other future acquisitions we may undertake. In addition, our professional services revenue could decrease as we seek to have third parties perform more of these services. Therefore, we may continue to incur losses for the foreseeable future. In pursuing acquisitions, it is also likely that our operating expenses will increase. Furthermore, to the extent we are successful in increasing our customer base we could also incur increased losses because costs associated with generating customer agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. You should not consider our historic revenue growth as indicative of our future performance. Accordingly, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

While we still face competition from paper-based processes and desktop software tools, we also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, Automatic Data Processing, Inc., Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Lumesse Limited, Oracle Corporation, People Fluent, SAP AG, Saba Software, Inc., SumTotal Systems Inc., Taleo Corporation and Workday, Inc. Our expanded product and feature offerings compete with those offered by other companies, including large public companies such as Google, IBM's Cognos, Microsoft's SharePoint Solutions and Salesforce.com and smaller private companies such as JiveSoftware and Socialtext. Competitive pressures may also increase with the consolidation of competitors within our market, such as the acquisition of Learn.com, Cytiva and Jobpartners by Taleo, Salary.com by Kenexa, Mr. Ted by Lumesse and Softscape, GeoLearning, Cybershift and Accero by SumTotal.

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

As a result of our acquisition of Plateau, we will begin to have sales to U.S. federal, state and local governmental agency customers, and we may in the future increase sales to government entities. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully complete a sale. Government entities may require contract terms that differ from our standard arrangements and impose compliance requirements that are complicated, time consuming and expensive to satisfy. In addition, government customers may be adversely affected by budgetary cycles, and funding reductions or delays.

Additionally, governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. We may not meet the compliance requirements of our government customers, or may not be able to adequately document our compliance. For example, we have made a voluntary disclosure to the government regarding Plateau's prior government contract sales. We could be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture or refund of profits or certain fees collected, suspension of payments, fines, and suspension or prohibition from doing business with the government entity.

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

Many U.S. federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that apply to us. We may not be in compliance with all such laws, regulations or industry standards. Because many of the features of our application suite collect, store and report on personal information, including that of our own employees, any failure to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business.

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

We continue to experience rapid changes in headcount and operations. We grew from 188 employees at December 31, 2005 to 596 employees at December 31, 2008 to 1,447 employees at September 30, 2011 and have added additional members to our management team. We increased the size of our customer base from 341 customers at December 31, 2005 to approximately 2,600 customers at December 31, 2008 to more than 3,500 customers at September 30, 2011. The growth in our customer base has placed, and any future growth will place, a significant strain on our management, administrative, operational, legal and financial compliance infrastructure. Our success will depend in part on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage organizational changes could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

Failure to adequately expand and ramp our direct sales force and develop and expand our indirect sales channel will impede our growth.

We plan to continue to invest in our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand and ramp our direct sales force and engage additional third-party channel partners, both domestically and internationally. Identifying and recruiting these people and entities and training them in the use of our application suite requires significant time, expense and attention. This expansion will require us to invest financial and other resources. We typically have no long-term agreements or minimum purchase commitments with our channel partners, and our agreements with these channel partners typically do not prohibit them from offering products or services that compete with ours. Our business will be seriously harmed if our efforts to expand and ramp our direct sales force and expand our indirect sales channels do not generate a corresponding significant increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business. In addition, if our channel partners increasingly offer products or services that compete with ours, or fail to become knowledgeable of our products or to provide adequate customer support, this could impair our ability to sell our products and harm our customer relationships and reputation.

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

Prospective large enterprise customers may require customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, then the market for our application suite will be more limited among these types of customers and our business could suffer. In addition, supporting large enterprise customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. Further, we intend to utilize our professional services partner network to provide such services, and our large enterprise customers may not wish to have professional services performed by parties other than us. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our application suite, these customers have in the past and may not renew their subscriptions, seek to terminate their relationship, renew on less favorable terms, fail to purchase additional modules or additional users or assert legal claims against us. If any of these were to occur, our revenue may decline and we may not realize significantly improved operating results from our customer base.

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

We anticipate that we will increasingly depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as implementation partners and technology and content providers. We also intend to have third parties perform more professional services. Identifying partners, negotiating and documenting relationships with them require significant time and resources as does integrating third-party content and technology. Our agreements with technology and content providers are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their products or services or to prevent or reduce subscriptions to our application suite either by disrupting our relationship with existing customers or by limiting our ability to win new customers. In addition, global economic conditions could adversely affect the businesses of our partners, and it is possible that they may not be able to devote the additional resources we expect to the relationship. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our application suite or revenue.

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

If our application suite becomes unavailable, is breached or otherwise fails to perform properly, our reputation and customer relationships could be harmed, our market share could decline and we could be subject to liability claims.

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

Our errors and omissions or other insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover any claim against us for loss or security breach of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management's attention.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. As a result of our acquisitions and as we expand our product offerings, we could be subject to an increased risk of such litigation. We have and may in the future receive claims that our application suite and underlying technology infringe or violate the claimant's intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or application suite. For example, in May, 2011, we, along with a number of other companies received a letter from a law firm representing Oasis Research, LLC alleging infringement of certain patents. Any such claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs to resolve claims or litigation, whether or not legitimately or successfully asserted against us, which could include royalty payments in connection with any such litigation and to obtain licenses, modify products, or refund fees. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

As of September 30, 2011, we had approximately 83.5 million shares of common stock outstanding. Substantially all of our outstanding shares of common stock are freely tradable, subject to volume and other limitations under Rule 144 under the Securities Act in the case of stockholders who are our "affiliates." The price of our common stock could decline if there are substantial sales of our common stock or if there is a large number of shares of our common stock available for sale.

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
None.

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
Bruce Felt
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 8, 2011

Exhibit Index

Number	Document

10.1	Executive Employment Agreement dated July 20, 2011 between the Registrant and Lars Dalgaard. (1)

10.2	Performance Share Unit Agreement dated July 20, 2011 between the Registrant and Lars Dalgaard. (1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
  ____________________

(1)	Previously filed as Exhibit 99.1 and 99.2, respectively, to the Registrant’s Current Report on Form 8-K (File No. 001-33755) filed with the Securities and Exchange Commission on July 22, 2011.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a    registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.