Form 10-K
period 2011-12-31
SuccessFactors, Inc.
filed 2012-03-16
CIK 1402305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
 ___________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33755
  ___________________________________________________
SuccessFactors, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	7372	94-3398453
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
1500 Fashion Island Blvd., Suite 300
San Mateo, CA 94404
(Address of Principal Executive Offices)
(650) 645-2000
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2011, based on the closing price of such stock on the NASDAQ Global Market on such date, was approximately $2.5 billion.
The number of shares of the registrant’s common stock outstanding on February 29, 2012, was one share.
SuccessFactors, Inc. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and therefore is filing this Form 10-K with the reduced disclosure format.

2011 ANNUAL REPORT ON FORM 10-K

___________________________________________________

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
Except where the context requires otherwise, in this report “company,” “SuccessFactors,” “we,” “us” and “our” refer to SuccessFactors, Inc., a Delaware corporation and a wholly-owned subsidiary of SAP AG ("SAP"), and where appropriate, its subsidiaries.

Item 1.	Business

Our Solutions

SuccessFactors, a wholly-owned subsidiary of SAP, is the leading provider of cloud-based Business Execution ("BizX") software solutions to organizations of all sizes, with approximately 15 million subscription seats across multiple industries and geographies. We strive to delight our customers by delivering innovative solutions, a broad range of content, process expertise and best practices knowledge gained from serving our large and varied customer base. Today, we have more than 3,500 customers in more than 168 countries using our application suite in 35 languages. Our customer base includes organizations with as few as three and as many as 2,000,000 end users.

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

•
Continuous Customer-Driven Development. We capture and incorporate best practices knowledge we gain from interactions with our customer base. Our customer-centric development focus, together with our cloud-based model, has enabled us to release significant enhancements several times a year over the past ten years.

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

•	Highly Configurable, Functionally Integrated Cloud-Based Application Suite. Our application suite shares a seamless common user experience that leverages common data and processes, and that allows us to easily add modules over time. Our application suite requires no installation of software or equipment on premises, which significantly reduces the costs and risks of traditional enterprise software. Our solution is highly configurable, allowing customers to tailor their deployment to reflect their identity, unique business processes, and existing forms and templates. We believe our architecture allows us to offer a more flexible, scalable, and secure service offering that is competitively priced when compared to other cloud-based vendors.

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

Our Application Suite

We offer a comprehensive, fully integrated suite of BizX applications delivered through the cloud, which enables organizations to optimize business alignment and the performance of their people to drive business results. We leverage a multi-tenant architecture and the core modules of our application suite and utilize a single code base. We market different editions of our application suite to better address the needs of organizations of different sizes:

Enterprise. We offer Enterprise Edition to mid-size and larger businesses. We offer two implementation options for our Enterprise Edition products:

•
The Enterprise Implementation option is a full-featured implementation, providing functionality and configurability that can scale to support the complex needs of large, global enterprises with tens to hundreds of thousands of employees.

•
The Standard Implementation option is designed for mid-sized businesses, which typically need a robust solution but may not require the advanced functionality of our Enterprise Edition. Modules that offer Standard Implementation options are pre-configured with best-practice workflows, form templates and other content, at a lower implementation cost than an Enterprise implementation.

Small Business. We offer Professional Edition to smaller businesses. Small businesses typically need an automated solution but may not require the more advanced functionality of our other editions. Professional Edition includes selected modules pre-configured with the best practices of smaller organizations. The baseline Professional Edition product can be rolled out quickly, without implementation support.

We offer the following products as part of our application suite:

Performance & Goals. Our Performance & Goals product includes a broad set of capabilities that include Performance Management, Goal Management, 360-Degree Reviews, and Calibration & Team Rater. This product streamlines the performance and goal setting process and transforms the often rushed and tedious process into an ongoing method of tying employee performance to business results. The product is highly configurable, allowing customers to design performance review templates and workflows that best meet their needs.

Performance Management. Our Performance Management capability delivers rich content that enables managers to provide meaningful and productive feedback to their direct and indirect reports. Performance Management is tightly integrated with our other modules, allowing organizations to:

•	assess performance accurately, allowing for goal adjustments in real time;

•	set relevant development goals based on accurate competency assessments;

•	compensate employees based on objective performance evaluations;

•	assess key performance data as part of the succession planning process; and

•	understand characteristics of strong performance to optimize recruiting.

Goal Management. Our Goal Management capability supports the process of creating, monitoring and assessing employee goals across the organization. Goal Management allows executives and managers to align employee goals to the priorities of the organization. Customers can improve overall employee performance and agility by using Goal Management to focus employees on shared goals as these goals evolve. Goal Management can continually track progress against high-level strategic goals across the organization. Goal Management is tightly integrated with our other modules, allowing organizations to:

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

360-Degree Review. Our 360-Degree Review capability supports the collection of feedback from an employee's peers, direct and indirect reports and superiors. Once collected, the feedback can be aggregated, providing a comprehensive view of an employee's strengths, weaknesses and areas of improvement. This capability allows for an insightful and comprehensive assessment of employees, resulting in a better understanding of competency gaps and development needs.

Calibration & Team Rater. Our Calibration & Team Rater capability lets managers quickly assess and create a visual and intuitive rating of their teams across detailed criteria-in real time-to identify top and lower performers. Whether performing talent reviews or ad hoc assessments, Calibration & Team Rater gives managers a tool to optimize their teams by, for example, enabling them to target limited rewards to top employees that deserve extra recognition, or quickly identify low performers when faced with difficult layoff decisions.

Learning. Our Learning product transforms how the workforce learns by combining formal, social, and extended learning together with unprecedented content management, reporting, and analytics. SuccessFactors Learning also supports mobile devices - ensuring a convenient and easy way to deliver and administer learning on-the-go. The result is improved performance and learning ROI that is easily verifiable. With Learning, HR and learning leaders can:

•	Align business goals with individual employee learning and development so everyone is working on the right things.

•	Efficiently manage learning resources. House all learning activities in a single location, reducing administrative and training costs, and creating greater visibility and control.

•	Link learning activities to business results. SuccessFactors provides learning metrics that leverage learning data with additional talent and business data.

•	Ensure compliance. Track, train, and automate the certification and training assignment process.

•	Extend Learning to the Extended Enterprise, which includes eCommerce so training can easily and cost-effectively be extended to partners and customers.

•
Significantly improve content administration and delivery. SuccessFactors unique iContent, Content-as-a-Service removes the burden of online content management, reduces costs, increases efficiency, and greatly improves the user experience.

Succession & Development. Our Succession & Development product provides real-time visibility into an organization's talent pool from senior executives to individual contributors. This allows customers to plan for staffing changes by identifying key contributors throughout the organization and providing current profiles and readiness rankings for each candidate. This process enables customers to proactively develop and assure the readiness of employee talent at all levels. Succession & Development is tightly integrated with our other modules, allowing organizations to:

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

Career and Development Planning. Our Career and Development Planning capability aligns learning activities with an employee's competency gaps required to achieve key goals. This allows customers to avoid costly, non-strategic training programs while facilitating the attainment of skills required for current and future job requirements. Career and Development Planning is tightly integrated with our other modules, allowing organizations to:

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

Compensation. Our Compensation product helps our customers establish a pay-for-performance culture. Compensation facilitates the processes of merit pay adjustments, bonus allocations, calibrations and distribution of stock-based awards. It also includes a variable pay management component that takes overall organizational and department performance into account in making individual compensation decisions. Compensation supports multiple currency conversion capabilities, which is particularly critical for customers with a global presence. Compensation is tightly integrated with our other modules, allowing organizations to:

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

Analytics and Reporting. Our Analytics and Reporting capability provides visibility into key performance and talent data across the organization. Managers and executives can access global views of the entire organization's performance data, including goal status, performance review ratings and compensation in real time. This capability offers insights to critical performance management trends through clear and easy-to-understand dashboards that summarize results while also linking to underlying data. All data can be seamlessly exported to spreadsheets for additional offline analysis. We also provide Workforce Analytics and Workforce Planning products, which provide valuable insights to managers and executives. Workforce Analytics provides the ability to understand key workforce issues using a flexible and easy to set up tool that comes pre-built with thousands of best practice metrics and analysis. Workforce Planning provides the ability to connect a company's business goals to its workforce plan. Using industry-leading capabilities, a company can plan and model various scenarios, with detailed supply and demand assumptions, to create a detailed and executable plan for all critical roles.

Recruiting Management. Our Recruiting Management product streamlines the process of identifying, screening, selecting, hiring and on-boarding job applicants. Hiring managers can identify talent gaps and initiate the process of creating hiring requisitions based on organizational needs. These detailed hiring requisitions can automatically be passed through a customer's internal approval process and routed to the appropriate internal or external recruiters. Recruiting Management is tightly integrated with our other products and capabilities, allowing organizations to:

•	improve hiring effectiveness for better execution of organizational goals;

•	identify performance expectations for newly-hired employees;

•	predefine compensation benchmarks for employees in newly-hired positions;

•	expose hiring needs as part of periodic succession planning sessions; and

•	predefine development programs for newly-hired employees.

Employee Central. Our Employee Central product is a next-generation HR information system that provides a single point to manage HR-related employee and organizational information, enable employees to collaborate and share information across the organization, and empower business leaders to leverage key talent insights to make better business decisions. Some key capabilities include:

•	robust core HR data management and process automation;

•	HR reporting and compliance;

•	rich aggregate employee profile information; and

•	collaboration tools such as tagging, badges and directory search, and talent search, all of which can be easily accessed and viewed by managers and executives.

Our application suite also includes:

Recruiting Marketing (Jobs2web). Our Recruiting Marketing Product attracts and engages candidates with a multi-channel, evidence-based approach, to ensure that you are getting the most out of your sourcing dollars. It enables organizations to provide a compelling candidate experience that entices them to apply, and encourages them to return. SuccessFactors interactive platform enables you to initiate relationships and maintain contact in a systematic fashion with sophisticated automation. Recruiting Marketing is tightly integrated with our other products, allowing organizations to:

•	implement a multi-channel strategy to reach the best candidates via the best channels at the lowest cost;

•	improve the overall candidate and hiring experience to ensure it is an extension of the company's brand; and

•	hire better by delivering the reporting and analytics you need to make decisions about your recruiting strategy and execution.

Jam Social Learning and Collaboration Platform. Our Jam module helps improve employee creativity, spontaneity, and teamwork by powering social learning, onboarding, and other talent processes. The module lets teams work efficiently in a collaborative manner, drawing on a wide array of tools, including rapid content creation (e.g. videos, screen captures) crowdsourcing, blogs, wikis, Social Docs, polls, and task tracking. Tightly integrated with our other modules, Jam allows organizations to:

•	break down organizational silos by enabling teams to work more effectively across departments and geographies;

•	accelerate recruiting, on-boarding, performance reviews and other business processes with improved collaboration;

•	build communities around instructor-led training to greatly improve employee development and learning;

•	scale informal learning throughout the company to allow employees to find experts and content when needed; and

•	access and contribute to projects and discussions from anywhere with complete mobile access.

Proprietary and Third-Party Content. Our application suite incorporates proprietary and third-party content that is tailored to a wide range of business roles and industries. This content provides customers with valuable insights and information to increase the effectiveness of their performance and talent management. For example, we have proprietary libraries for competencies, goals, job descriptions, skills, surveys and wage data, and other content such as:

•	Writing Assistant for performance and 360-degree reviews, which helps eliminate “writer's block” and facilitates creating concise, meaningful feedback for employees;

•	Coaching Advisor, which enables managers to proactively provide relevant coaching and support for their direct and indirect reports based on identified competency gaps;

•	SuccessFactors Coach, which integrates coaching and mentoring into an employee's daily routine; and

•	Interview Question Library, which helps hiring managers interview effectively and facilitates a standard approach to talent assessment and selection.

Professional Services

Our professional services team's mission is to help our customers rapidly achieve the best results from our BizX solutions and value proposition. With our cloud-based model, we have significantly reduced the need for lengthy and complex technology-focused tasks such as customizing code, deploying equipment, and managing unique network and application environments for each customer. Instead, we focus on business and HR best practices and business process review. Our professional service consultants are experienced in a variety of competencies to support enterprise-level application implementations including core HR and talent strategy and process, application configuration, integration and data migration, reporting and project management. In 2011, in order to support our sales growth we significantly expanded both our in-house delivery capabilities as well as building our partner ecosystem. We currently have more than 200 certified consultants trained to implement our solutions.

Implementation Services. Our implementation services consultants, who are aligned by market segment, use our proprietary implementation methodology to implement our solution quickly and effectively. For small and mid-sized customers, our solution can be configured in a matter of days or weeks. Our implementation approach is based upon best practice templates that give customers flexibility within a proven configuration framework. For our larger customers, implementations typically take a few months. Our experienced project managers partner with customers to successfully manage projects using our proven project methodology. Most of our projects are priced on a fixed-fee basis, which reduces the risk of implementation cost overruns often associated with on premise software. We also provide follow-on services, including end- user training and strategic consulting services.

Strategic Consulting Services. We leverage our understanding of business and HR best practices to help customers gain additional business value from our solution. Services range from developing and implementing change management programs and defining metrics-based processes for performance and talent management to guiding executive teams on goals setting and goal cascading. In 2011, we began deemphasizing these offerings, and instead have leveraged our partner ecosystem to deliver these services.

Customer Training

SuccessFactors University. SuccessFactors University provides training to enhance the end user experience and drive business results for our customers. We offer a variety of packaged training content, such as course curricula, training guides and reference materials. We offer courses online or in person at customer locations. Our training professionals will also work with customers to develop tailored curricula and materials to suit their specific needs.

Customer Support

At SuccessFactors, our customer's success is an important measurement of performance. Our entire organization is highly focused on delighting our customers. The SuccessFactors Customer Success Organization is at the center of SuccessFactors' customer support services and the primary point of contact for post implementation assistance. This team of knowledgeable professionals is dedicated to ensuring that our customers use SuccessFactors' solutions effectively to achieve their business objectives and receive the maximum return on their SuccessFactors investment. To meet the varying support needs of our customers, SuccessFactors offers two support options: Premium and Platinum Support. Additionally, we offer customer success units for any additional configuration needs and administration support delivery that our customers may need to supplement the support of their SuccessFactors solutions.

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

Customers

As of December 31, 2011, we had more than 3,500 customers of all sizes.

Sales and Marketing

We sell our application suite primarily through our global direct sales organization. Our sales force is organized by geographic regions, including the Americas, Europe and the Middle East, and Asia Pacific. For financial information about our geographic areas see note 2 of the notes to our consolidated financial statements included in Item 15 “Exhibits and Financial

Statement Schedules” of this Annual Report on Form 10-K. We further organize our sales force into teams by specific customer segments, based on the size of our prospective customers, such as small, mid-sized and large enterprise customers to provide a higher level of service and understanding of our customers' unique needs. We work with channel partners, including leading global human resources outsourcing vendors. For a discussion of backlog and seasonality, see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operation-Overview” of this Annual Report on Form 10-K.

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

Operations

We serve our customers and end users from several secure data centers worldwide. Physical security features at these facilities include 24x7x365 on-site security, three physical barriers and multiple access controls. The systems at these facilities are protected by firewalls and encryption technology we utilize. Operational redundancy features include redundant power, on-site backup generators, multiple carrier entrance facilities, and robust environmental controls and monitoring.

We employ a wide range of security features, including two-factor authentication, data encryption, encoded session identifications and passwords. We contract with specialized security vendors to conduct regular security audits of our infrastructure. We also employ outside vendors for 24x7x365 managed network security and monitoring. Every page we serve is delivered encrypted to the end user via a Secure Socket Layer, or SSL, transaction. We also use encryption in our storage systems and backup technology.

We continuously monitor the performance of our application suite using a variety of automated tools. We designed our infrastructure with built-in redundancy for all key components. Our network includes redundant firewalls, switches and intrusion detection systems, and incorporates failover backup for maximum uptime. We load balance at each tier in the network infrastructure. We also designed our application server clusters so that servers can fail without interrupting the user experience, and our database servers are clustered for failover. We regularly back up and store customer data both on and off-site in secure locations to minimize the risk of data loss at any facility.

Item 1A.	Risk Factors

We have a history of losses and we may not achieve or sustain profitability in the future.

We have incurred losses in each fiscal period since our inception in 2001. We experienced a net loss on a generally accepted accounting principles in the United States of America ("GAAP") basis of $12.5 million for fiscal 2010 and $36.0 million for fiscal 2011. At December 31, 2011 we had an accumulated deficit of $267.3 million. The losses and accumulated deficit were due to the substantial investments we made to grow our business and acquire customers.

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

Because the expenses associated with generating customer agreements are generally incurred up front, but the resulting subscription and support revenue is recognized over the life of the customer agreement, increased growth in the number of customers may result in our recognition of more costs than subscription and support revenue in the earlier periods of the terms of our agreements.

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

While we still face competition from paper-based processes and desktop software tools, we also face competition from custom-built software that is designed to support the needs of a single organization, and from third-party human resources application providers. These software vendors include, without limitation, Automatic Data Processing, Inc., CareerBuilder Inc., Cornerstone OnDemand, Inc., Halogen Software Inc., Kenexa Corporation, Lumesse Limited, Optijob Inc., Oracle

Corporation, People Fluent, Saba Software, Inc., Smashfly Technologies Inc., SumTotal Systems Inc., Taleo Corporation, TMP Worldwide Inc. and Workday, Inc. Our expanded product and feature offerings compete with those offered by other companies, including large public companies such as Google, IBM's Cognos, Microsoft's SharePoint Solutions and Salesforce.com and smaller private companies such as Jive Software and Socialtext. Competitive pressures may also increase with the consolidation of competitors within our market, such as the acquisition of Taleo by Oracle, Learn.com and Salary.com by Kenexa, Mr. Ted by Lumesse and Softscape, GeoLearning, Cybershift and Accero by SumTotal.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, major distribution agreements with consultants, system integrators and resellers. Moreover, many software vendors could bundle products or offer them at lower prices as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of business execution functions at lower prices or with greater depth than our application suite. As a result, our competitors might be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

We have made acquisitions in the past, which could divert our management's attention, and otherwise disrupt our operations and harm our operating results.

We acquired three companies in 2010 and three in 2011, including Plateau. We cannot assure you that we will realize the anticipated benefits of these acquisitions. There are inherent risks in integrating and managing corporate acquisitions, and we have limited experience with acquisitions. For example, in addition to the risks noted below, we may not achieve expected benefits of the Plateau acquisition if we fail to successfully transition its customers from licensed solutions to software as a service solutions from on premise or hosted solutions. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	the need to migrate an acquired company's customers to our platform;

•	customers of the acquired company not desiring to renew with us;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense under FASB Accounting Standards Codification 805-20, Business Combinations;

•	liabilities associated with an acquired company's data security, privacy, regulatory compliance or technology;

•	diversion of management's attention from other business concerns;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

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

We continue to experience rapid changes in headcount and operations. We grew from 188 employees at December 31, 2005 to 596 employees at December 31, 2008 to 1,578 employees at December 31, 2011 and have added additional members to our management team. We increased the size of our customer base from 341 customers at December 31, 2005 to approximately 2,600 customers at December 31, 2008 to more than 3,500 customers at December 31, 2011. The growth in our customer base has placed, and any future growth will place, a significant strain on our management, administrative, operational, legal and financial compliance infrastructure. Our success will depend in part on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage organizational changes could result in difficulty in implementing customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

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

The market for software as a service is at a relatively early stage relative to on premise solutions, and these applications may not achieve and sustain high levels of demand and market acceptance. Our success will depend on the willingness of organizations to increase their use of software as a service. Many companies have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses, and therefore may be reluctant or unwilling to migrate to software as a service. We have encountered customers in the past that have been unwilling to subscribe to our application suite because they could not install it on their premises. Other factors that may affect the market acceptance of software as a service include:

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

As more of our sales efforts are targeted at larger enterprise customers, our sales cycle may become more time- consuming and expensive, we may encounter pricing pressure and implementation challenges, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.

As we target more of our sales efforts at larger enterprise customers, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. Our quarterly results of operations also may vary significantly depending on when we complete sales to these larger enterprise customers. For large enterprises, a purchase decision may be an enterprise- wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our service, as well as education regarding our compliance with applicable privacy and data protection laws and regulations to prospective customers with international operations. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.

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

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

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

We anticipate that we will increasingly depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as implementation partners and technology and content providers. We also intend to have third parties perform more professional services. Identifying partners, negotiating and documenting relationships with them require significant time and resources as does integrating third-party content and technology. Our agreements with technology and content providers are typically non- exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties, including our partners, to favor their products or services or to prevent or reduce subscriptions to our application suite either by disrupting our relationship with existing customers or by limiting our ability to win new customers. In addition, global economic conditions could adversely affect the businesses of our partners, and it is possible that they may not be able to devote the additional resources we expect to the relationship. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our application suite or revenue.

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

In addition, our international operations may fail to succeed due to other risks inherent in operating businesses internationally, including:

•	our lack of familiarity with commercial and social norms and customs in international countries which may adversely affect our ability to recruit, retain and manage employees in these countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	the potential diversion of management's attention to oversee and direct operations that are geographically distant from our U.S. headquarters;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

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
We currently lease approximately 58,700 square feet of space for use as our headquarters, including operations and research and development activities, located in San Mateo, California. The lease for this space expires in December 2014. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations, including their local sales and professional services personnel. Additionally, we operate numerous data centers worldwide, including in the United States, The Netherlands, Australia, and China.

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

Shareholder Litigation
Four putative shareholder class action suits relating to our acquisition by SAP were filed in state and federal court against us, the members of our Board, SAP America and a subsidiary of SAP. Three suits have been consolidated before the California

Superior Court, County of San Mateo, under the caption In re SuccessFactors, Inc. Shareholder Litigation, Case No. CIV 510279. The consolidated class action complaint seeks certification of a class of our stockholders and generally alleges, among other things, that (i) the members of the Board breached their fiduciary duties in connection with the transactions contemplated by the merger agreement; and (ii) SAP America and its subsidiary aided and abetted the Board's purported breaches of fiduciary duties. The complaint seeks, among other relief, an injunction prohibiting the transactions contemplated by the merger agreement, rescission in the event such transactions are consummated, damages, and attorneys' fees and costs. A fourth putative shareholder class action was pending in U.S. District Court for the Northern District of California, captioned Israni v. Dalgaard et al., Case No. 12-CV-0076-JSW. The federal complaint sought certification of a class of our stockholders and alleged substantially similar claims to those at issue in the consolidated complaint filed in state court.

On January 12, 2012, we and the other parties entered into a memorandum of understanding ("MOU") reflecting an agreement to settle the state and federal actions. The MOU provided that the federal action would be voluntarily dismissed as to all defendants, and that the consolidated state court action would be dismissed with prejudice as to all defendants. Pursuant to the terms of the MOU, the federal action was voluntarily dismissed on January 18, 2012. We expect to execute a stipulation of settlement, which will be subject to approval by the court following notice to the Company's stockholders. In addition, we and the other parties contemplate that plaintiff's counsel will seek an award of attorney's fees and expenses as part of the settlement, and that plaintiffs will release defendants from any and all liability.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock and Related Stockholder Matters
Our common stock commenced trading on the New York Stock Exchange under the symbol “SFSF” on November 20, 2007. On January 3, 2011, our common stock commenced trading on the NASDAQ Global Select Market and on July 19, 2011, our common stock commenced trading on the New York Stock Exchange. On February 22, 2012, we became an indirect, wholly-owned subsidiary of SAP AG. We applied to delist our common stock on The New York Stock Exchange and this delisting became effective on March 5, 2012.
The following table summarizes the high and low sales prices for our common stock as reported by The NASDAQ Stock Market or the New York Stock Exchange, as applicable, for the period indicated:

Fiscal Year 2011 Quarters Ended:	High	Low
March 31, 2011	$39.09	$28.60
June 30, 2011	40.27	28.40
September 30, 2011	30.85	19.52
December 31, 2011	39.88	21.23

Fiscal Year 2010 Quarters Ended:	High	Low
March 31, 2010	$20.93	$15.07
June 30, 2010	23.68	18.51
September 30, 2010	26.51	19.12
December 31, 2010	31.75	24.33
As of February 29, 2012, one share of our common stock was issued and outstanding and was held by SAP AG.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2011. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	(c) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	$10,591	$15.06	$3,079
Equity compensation plans not approved by security holders	—	—	—
Total	$10,591	$15.06	$3,079

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

(2)	The weighted average exercise price does not reflect the shares that will be issued upon issuance of common stock under RSUs.

Dividend Policy
We have never declared or paid cash dividends on our capital stock.

Item 6.	Selected Financial Data
Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to facilitate an understanding of our business and results of operations. You should read the following discussion and analysis of our financial condition in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in Item 15, “Exhibits and Financial Statement Schedules,” in this Annual Report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including without limitation information with respect to our plans and strategy of our business and our financial condition, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. You should review the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes included elsewhere in this Form 10-K are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate our estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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
Since our acquisition of Plateau in the second quarter of fiscal 2011, certain acquired software is licensed to customers under either perpetual or term arrangements. The software does not require significant modification or customization services. Customers may either take possession of this software or may contract with us for hosting services. Related maintenance and support revenues are generated through the sale of maintenance contracts which are renewable on an annual basis. Under these contracts, we provide non-specified upgrades of our products only on a when-and-if-available basis.
We recognize revenue for service agreements in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, and for software license agreements in accordance with ASC 985-605, Software Revenue Recognition.
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
The ESP for professional services deliverables is determined primarily by considering cost plus a targeted range of gross margins. ESP for subscription services and maintenance and support services is generally determined based on the renewal rate offered to the customer to renew the service. Those renewal rates are used when they are considered substantive based on our normal pricing practices, which consider the modules purchased, the number of users, the term of the arrangement, and targeted discounts to internal pricing guidelines. In cases where other evidence of ESP is not available, we use the median or mode average selling price of a deliverable to determine ESP. When median or mode average selling prices are used (generally in the absence of other evidence), selling prices are averaged based on aggregate volume excluding transactions priced below the 10 percentile and above the 90 percentile of the pricing distribution to remove price outliers.

 The majority of customer contracts specify the value of each undelivered element and, as a result of the contingent revenue guidance in ASC 605-25, paragraphs 30-4 and 30-5, the amount deferred for each undelivered element must generally be at or above the contractual amounts.
 Revenue allocated to subscription services and maintenance and support services is recognized over the term. Revenue allocated to professional services is recognized under the proportional performance method of accounting using the ratio of hours incurred to estimated total hours or, for short term projects, upon acceptance of services related to each module.
Our arrangements subject to ASC 985-605 contain multiple elements that may include term or perpetual software licenses related to products acquired from Plateau, maintenance and support, and professional services. Prior to our acquisition of Plateau, it established VSOE of fair value for its maintenance and support and professional services using a bell curve methodology stratifying by customer type. We have implemented controls in order to maintain the aforementioned VSOE rates; therefore, for perpetual licenses sold in arrangements along with maintenance and support and/or professional services, license revenues are recognized at the date of delivery and acceptance, if applicable, using the residual method. Maintenance and support revenues are recognized ratably from the date of acceptance of the license, if applicable, over the service period.
Accounting for Commission Payments
We defer commissions that are the incremental costs that are directly associated with non-cancelable service contracts and consist of sales commissions paid to our direct sales force. The commissions are deferred and amortized over the non-cancelable terms of the related customer agreements. The deferred commission amounts are recoverable from the future revenue streams under the customer agreements. We believe this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the customer agreements that they should be recorded as an asset and charged to expenses over the same period that the related revenue is recognized. Amortization of deferred commissions is included in sales and marketing expenses.
During 2011, we capitalized $22.5 million of deferred commissions and amortized $17.4 million to sales and marketing expenses. During 2010, we capitalized $14.9 million of deferred commissions and amortized $10.1 million to sales and marketing expenses. As of December 31, 2011, deferred commissions on our consolidated balance sheet totaled $25.1 million.
Accounting for Stock-Based Awards
We measure all share-based payments to employees based on the grant date fair value of the awards and recognize these amounts in our consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally over the vesting period of the award). Generally, we amortize the fair value of share-based payments on a straight-line basis. We have never capitalized stock-based employee compensation cost or recognized any tax benefits related to these costs.
To estimate the fair value of an option award, we use the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all grants during 2011 and 2010, we calculated the expected term based on our historical experience from previous stock option grants. We estimate the volatility of our common stock by analyzing our historical volatility and considering volatility data of our peer group and their implied volatility. We recognize expense only for awards expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. We also award employees with restricted stock units ("RSUs") with service conditions, and measure the fair value based on the closing market price of our common stock on the date of the awards. Additionally, we granted RSUs with market and performance conditions to our chief executive officer ("CEO"). The fair values of market-based RSUs are estimated using the Monte-Carlo simulation method. This method requires inputs such as risk-free interest rate, volatility, and correlation coefficients, which are subjective and generally require significant analysis and judgment to develop. The fair value of a performance-based RSU is based on the closing market price of our common stock on the date of the award. These market- and performance-condition RSUs are amortized based upon the graded vesting method.
We recorded stock-based compensation of $42.1 million and $22.0 million during 2011 and 2010, respectively.
Allowance for Doubtful Accounts
Based on a review of the current status of our existing accounts receivable and historical collection experience, we have established an estimate of our allowance for doubtful accounts. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided based on our collection history and current economic trends. As a result, if our actual collections are lower than expected, additional provisions for doubtful accounts may be needed and our future results of operations and cash flows could be negatively affected. Write-offs of accounts receivable and recoveries were not significant during 2011 and 2010.
Identified Intangible Assets
Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, trade names and trademarks which are generally amortized on a straight-line basis over the periods of benefit, ranging from two to ten years. We perform a review of identified intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There were no impairment charges related to identified intangible assets during 2011 and 2010.
Goodwill
We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. We have determined that we have a single reporting unit. The impairment test is performed by determining the fair value of the reporting unit based on the market price of our common stock. If the carrying value, of the reporting unit, is less than its fair value, then the fair value is allocated to all of our assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire us. The excess of the fair value over the amounts assigned to our assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We did not record any charges related to goodwill impairment during 2011 and 2010.

Contingent Consideration
We estimate the fair value of the contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting our assessment of the assumptions market participants would use to value these liabilities. The fair values of our liability-classified contingent consideration is remeasured at each reporting period, with any changes in the fair value recorded as income or expense, and such remeasurements resulted in a net gain of approximately $10.6 million for the year ended December 31, 2011. Our equity-classified contingent consideration is not remeasured. The potential undiscounted amount of all future cash payments that we could be required to make under the contingent consideration agreements is between $0 and $58.9 million as of December 31, 2011.

Results of Operations
The following table sets forth selected consolidated statements of operations data for the specified periods as a percentage of revenue for each of those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2011	2010
Revenue:
Subscription and support	74%	79%
Professional services and other	26	21
Total revenue	100	100
Cost of revenue:
Subscription and support	17	13
Professional services and other	17	14
Total cost of revenue	34	27
Gross margin	66	73
Operating expenses:
Sales and marketing	47	48
Research and development	20	19
General and administrative	21	17
Revaluation of contingent consideration	(3)	(4)
Gain on settlement of litigation, net	(1)	—
Total operating expenses	83	80
Loss from operations	(17)	(8)
Unrealized foreign exchange gain on intercompany loan	—	2
Interest income (expense) and other, net	—	1
Loss before benefit for (provision of) income taxes	(18)	(5)
Benefit for (provision of) income taxes	7	(1)
Net loss	(11)%	(6)%
_____________________
Due to rounding to the nearest percent, totals may not equal the sum of the line items in the table above.

Year Ended December 31, 2011 and 2010.
Revenue

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Subscription and support	$242,765	$163,682
Professional services and other	85,182	42,244
Total revenue	$327,947	$205,926
2011 Compared to 2010. Total revenue increased primarily due to a $98.3 million increase in the level of renewals and sale of additional subscription modules to our existing customers, and an increase of $23.7 million in new business. We define existing customers as companies that we have sold to before and are either renewing their subscriptions, purchasing additional modules and/or adding new users, and we define new customers as companies that have never purchased from us before. Of these increased amounts, approximately $18.3 million is due to the business combinations in 2011. The Plateau acquisition contributed the majority with $18.0 million. In 2010, revenue on most professional services contracts was recorded upon customer acceptance of the services as we did not have the ability to make reasonably dependable estimates of costs to complete and progress towards completion. In 2011, we determined that we were able to estimate costs to complete for larger contracts that tend to span multiple quarters and recognized revenue using the proportional performance method of accounting. Under the proportional performance method of accounting, we recognized an additional $27.0 million in professional services revenue as compared to 2010. As of December 31, 2011, we had over 3,500 customers compared to over 3,200 as of December 31, 2010.
Revenue from customers in the United States accounted for $232.6 million, or 71% of total revenue, in 2011, compared to

$160.2 million, or 78% of total revenue, in 2010.
Subscription and support revenue
Subscription and support revenue increased by $79.1 million, or 48%. A majority of the increase in subscription and support revenue came from increase in revenue from existing customers of $66.9 million. In addition, an increase in new business contributed $12.2 million.
Professional services and other revenue
Professional services and other revenue increased by $42.9 million, or 102%. The increase in professional services and other revenue was driven by revenue from existing customers and new business of $31.4 million and $11.5 million, respectively, of which $27.0 million of the total increase was recognized under the proportional performance method of accounting.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Revenue:
Subscription and support	$242,765	$163,682
Professional services and other	85,182	42,244
Total revenue	327,947	205,926
Cost of revenue:
Subscription and support	56,681	26,552
Professional services and other	54,822	29,939
Total cost of revenue	111,503	56,491
Gross profit	$216,444	$149,435
Gross margin for subscription and support	77%	84%
Gross margin for professional services and other	36%	29%
Subscription and support cost of revenue
2011 Compared to 2010. Subscription and support cost of revenue increased by $30.1 million, or 113%, which was primarily driven by an increase in employee-related costs of $12.7 million resulting from an increase in headcount from acquisitions. The increased employee-related costs were comprised of increasing salaries of $7.0 million, bonus compensation of $2.1 million, combined payroll taxes and employee benefits of $2.1 million, and stock-based compensation of $1.5 million. In addition, amortization of intangibles increased by $7.7 million due to realizing a full year's impact from acquisitions in 2010 along with additional acquisitions in 2011, our data center-related costs increased by $3.3 million, combined depreciation and allocated overhead costs increased by $2.9 million, combined outsourced maintenance and outside services increased by $1.5 million, license royalties increased by $1.4 million, and various individually insignificant increasing items totaling $0.6 million.
Professional services and other cost of revenue
2011 Compared to 2010. Professional services and other cost of revenue increased by $24.9 million, or 83%, which was primarily driven by an increase in employee-related costs of $14.7 million resulting from an increase in headcount from acquisitions. The increased employee-related costs were primarily comprised of increasing salaries of $8.7 million, stock-based compensation of $2.4 million, bonus compensation of $2.2 million, and combined payroll taxes and employee benefits of $1.3 million. In addition, outside professional services increased by $6.3 million, allocated overhead costs increased by $1.7 million, travel and entertainment costs increased by $0.7 million, customer training costs increased by $0.5 million, partner referral fees increased by $0.4 million, amortization of intangibles increased by $0.3 million, and various individually insignificant increasing items totaling $0.4 million.
Subscription and support gross margin for the year ended December 31, 2011 was 77% compared to 84% for the corresponding period of fiscal 2010. The decrease in gross margin was primarily due to increases in personnel costs due to headcount additions, amortization expense of purchased intangible assets attributable to acquisitions completed as well as the costs incurred on significant contracts for which the associated revenue recognition has not begun or is being recognized ratably, offset by increases in revenue associated with existing and Plateau customers.

Professional services and other gross margin for the year ended December 31, 2011 was 36% compared to 29% for the corresponding period of fiscal 2010. The increase in gross margin was primarily attributed to our use of the proportional performance method of accounting in fiscal 2011 for certain larger contracts as we determined we had the ability to estimate costs to complete these contracts. Prior to fiscal 2011, we recognized professional services and other revenue on a completed contract method of accounting, in which we did not recognize revenues until a project was finished, while the associated costs were being incurred. The proportional performance method increased our gross margin as the costs incurred previously accounted for contracts were captured in the corresponding periods of fiscal 2010. These were offset by the increased personnel costs, largely due to headcount additions from acquisitions.
Sales and Marketing

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Sales and marketing	$152,665	$99,051
Percent of total revenue	47%	48%
2011 Compared to 2010. Sales and marketing expenses increased by $53.6 million, or 54%, compared to fiscal 2010. The increases were primarily due to employee-related costs, marketing initiatives, depreciation and allocated overhead expenses, outside services, and various other items. Increased costs were largely related to a $42.8 million increase in employee-related costs primarily driven by increased headcount through acquisitions. The increased employee-related costs were comprised of increasing salaries of $14.0 million, commissions of $13.9 million, stock-based compensation of $7.1 million, combined payroll taxes and employee benefits of $4.7 million, and bonus compensation of $3.4 million with offsets of various individually insignificant decreasing items. Additionally, increasing marketing efforts contributed $4.1 million to the increased sales and marketing expenses, which were comprised of higher general marketing and tradeshow costs of $2.2 million, market research costs of $0.8 million, public relations costs of $0.5 million, and various other advertising and website related costs of $0.6 million. The remaining increases in expenses included $3.1 million of travel and entertainment costs, $2.0 million of combined depreciation and allocated overhead costs, $0.9 million of outside services, $0.2 million of IT and telecommunication expenses, $0.2 million of amortization of intangible assets, and $0.2 million of equipment-related expenses.
Research and Development

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Research and development	$66,896	$39,892
Percent of total revenue	20%	19%
2011 Compared to 2010. Research and development expenses increased by $27.0 million, or 68%, compared to fiscal 2010. The increases were primarily due to employee-related costs, depreciation and allocated overhead expenses, amortization of intangible assets, outside services, and various other items. Increased costs were largely related to a $20.8 million increase in employee-related costs primarily driven by increased headcount through acquisitions. The increased employee-related costs were comprised of increasing salaries of $11.2 million, stock-based compensation of $4.0 million, bonus compensation of $3.8 million, and combined payroll taxes and employee benefits of $1.8 million. Additionally, greater depreciation and allocated overhead costs of $2.9 million, amortization of intangible assets of $1.8 million, outside services of $0.8 million, equipment related expenses of $0.4 million, and travel and entertainment costs of $0.3 million contributed to the period over period increases.
General and Administrative

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
General and administrative	$67,718	$35,941
Percent of total revenue	21%	17%
2011 Compared to 2010. General and administrative expenses increased by $31.8 million, or 88%, compared to fiscal 2010. The increases were primarily due to employee-related costs, outside services, facilities costs, and various other items. Increased costs were largely related to a $17.9 million increase in employee-related costs primarily driven by increased headcount through acquisitions. The increased employee-related costs were primarily comprised of increasing salaries of $6.1 million, stock-based compensation of $5.2 million, bonus compensation of $4.7 million, and combined payroll taxes and employee benefits of $2.0 million. In addition, greater outside services of $12.7 million consisted of increased due diligence and integration costs of $9.6 million, general accounting and tax related services of $1.5 million, general contractor expenses of $1.4 million, and legal services of $0.2 million. We also had increased facilities-related expenses of $3.2 million, which was primarily due to additional rent expenses of $2.7 million from leases assumed due to acquisitions, and increased general and administrative expenses of $3.1 million, which was primarily due to increased bad debt expenses of $2.2 million. Additionally, there were greater equipment-related expenses of $0.8 million, IT and telecommunication expenses of $0.7 million, and travel and entertainment expenses of $0.6 million. The year over year increase in general and administrative expenses was partially offset by a decrease in depreciation and allocated overhead expenses of $7.3 million. As such expenses are allocated proportionately based on headcount across the functions, the decreased amount was driven by the lower incremental increase in general and administrative headcount compared to sales and marketing and research and development.
Revaluation of Contingent Consideration

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Revaluation gain of contingent consideration	$(10,644)	$(7,874)
Percent of total revenue	(3)%	(4)%
2011 Compared to 2010. Revaluation gain of $10.6 million was related to contingent considerations associated with the CubeTree and Inform acquisitions. We value the contingent consideration at each reporting period for the following contingency periods: 1) CubeTree is based on our stock price over a three-year period commencing on July 20, 2010, which was the date of acquisition closing, or at such earlier time as a change of control of the Company occurs, and 2) Inform is based on achievement of bookings for a two-year period following the closing of the acquisition. A payment of $4.0 million was made to the former shareholders of Inform due to the earn-out achievement during the third quarter of fiscal 2011. CubeTree is fixed at $11.8 million due to the SAP acquisition subsequent to year end.
Gain on Settlement of Litigation, Net

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Gain on settlement of litigation, net	$(2,906)	$—
Percent of total revenue	(1)%	—%
Gain on settlement of litigation, net of litigation costs, was due to the settlement of litigation with Halogen Software, Inc. ("Halogen"), during the second quarter of fiscal 2011. We filed suit against Halogen for intentional interference with prospective economic relations, conversion, fraud and unfair competition seeking injunctive relief and damages, including punitive damages. During the second quarter of fiscal 2011, we entered into a settlement agreement with Halogen to resolve the litigation and recorded the settlement amount received, net of litigation costs.
Unrealized Foreign Exchange Gain on Intercompany Loan

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Unrealized foreign exchange gain on intercompany loan	$151	$4,954
Percent of total revenue	—%	2%
As the functional currency of our foreign subsidiary, where the intercompany loan is recorded, is its respective local currency, we remeasured the foreign currency into U.S. dollars at each reporting period. For the years ended December 31, 2011 and 2010, such changes resulted in gains of $0.2 million and $5.0 million, respectively.
Interest Income (Expense) and Other, Net

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Interest income (expense) and other, net	$(1,234)	$1,414
Percent of total revenue	—%	1%
2011 Compared to 2010. Interest expense and other, net was $1.2 million primarily due to foreign exchange loss of $2.4 million, offset by interest income of $1.0 million, in fiscal 2011 compared to a foreign exchange gain of $0.1 million and interest income of $1.4 million in fiscal 2010.
Benefit for (Provision of) Income Taxes

	Years Ended December 31,
	2011	2010
	(Dollars in thousands)
Benefit for (provision of) income taxes	$22,416	$(1,243)
Effective tax rate on earnings	(38)%	11%

Our effective tax rates were approximately (38)% and 11% in the years ended December 31, 2011 and 2010, respectively. Our effective tax rate differed from the U.S. federal statutory rate primarily due to the distribution and mixture of taxable profits in various jurisdictions carrying foreign income taxes and certain U.S. losses not benefited due to our valuation allowance.

Included in the $22.4 million income tax benefit for the year ended December 31, 2011 is a $25.4 million tax benefit from the release of valuation allowance on our deferred tax assets ("DTAs"). In connection with our acquisitions during fiscal 2011, deferred tax liabilities ("DTLs") were established on the acquired identifiable intangible assets. These DTLs exceeded the acquired DTAs by $25.4 million and created additional sources of income to realize a tax benefit for our DTAs. As such, authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of our DTAs was released and resulted in an income tax benefit of $25.4 million, which was due from approximately $16.5 million associated with Plateau, $7.8 million associated with Jobs2web, and $1.1 million associated with Jambok.

We have incurred operating losses in all periods to date and, accordingly, have not recorded a provision for income taxes for any of the periods presented other than provisions for certain state taxes and foreign income taxes. In connection with our adoption of ASC 718, we use the "with-and-without" approach described in ASC 740 (Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations) to determine the recognition and measurement of excess tax benefits. Accordingly, we have elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to us. In addition, we have elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the consolidated statements of operations.

Realization of deferred tax assets depends upon future earnings, if any, the timing and amount of which are uncertain.

Accordingly, we have offset our net deferred tax assets which are not more-likely-than-not to be realized with a valuation allowance.

The utilization of our net operating loss could be subject to substantial annual limitation as a result of certain future events, such as acquisition or other significant equity events, which may be deemed as a "change in ownership" under the provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization. In addition, for the year ended December 31, 2011, the utilization of California net operating loss is not allowed due to the suspension of California net operating loss.

Recent Accounting Pronouncements
In 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which was issued concurrently with IFRS 13, "Fair Value Measurement", to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under International Financial Reporting Standards ("IFRS") or U.S. GAAP. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011, and early adoption is not permitted. We do not expect the adoption of ASU No. 2011-04 will have a material impact on our financial position or results of operations.

In 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, to increase the prominence of other comprehensive income (loss) in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this accounting update will have no impact on our financial position or results of operations.

In 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to modify the impairment test for goodwill intangibles. The ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not required. This amendment to U.S. GAAP will be effective for annual and interim tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of ASU No. 2011-08 will have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks
Foreign Currency Exchange Risk
As we expand internationally our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our revenue is generally denominated in the local currency of the contracting party. The substantial majority of our revenue has been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. Our expenses are incurred primarily in the United States, with a small portion of expenses incurred where our other international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in currency exchange rates could harm our business in the future. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of December 31, 2011 would result in an adverse impact on loss before income taxes of approximately $2.2 million. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.
We had cash and cash equivalents of $103.5 million and marketable securities of $61.5 million as of December 31, 2011, respectively. Cash, cash equivalents and marketable securities are held for working capital purposes and restricted cash of $1.5 million is held as security against credit card deposits and various lease obligations. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We placed our investments with high quality issues and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our investment funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist of high-grade government, corporate commercial paper and debt securities with maturities of less than three years. Investments purchased with the remaining maturity of 90 days or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax reported in a separate component of stockholder’s equity. The average maturity of our investment portfolio is approximately 272 days; therefore the movement of interest rates should not have a material impact on our consolidated balance sheet or statement of operations.
At any time, a significant increase or decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest exposure. We have performed a sensitivity analysis as of December 31, 2011 using a modeling technique that measures the change in the fair values arising from a hypothetical 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of December 31, 2011. The sensitivity analysis indicated that a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $0.5 million as of December 31, 2011.

Item 8.	Financial Statements and Supplementary Data
Please refer to Item 15—Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed and submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of our fiscal year, December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2011 were not effective because of the material weaknesses described in Management's Report on Internal Control Over Financial Reporting below.
In light of the material weaknesses described in Management's Report on Internal Control Over Financial Reporting, additional procedures were performed by management to ensure that the Company's consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles. As a result of these procedures, our Chief Executive Officer and Chief Financial Officer concluded that the Company's consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's financial position, results of operations and cash flows as of the dates and for the periods presented, in conformity with U.S. generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with authorizations of our management and Board of Directors; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also,

projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (“COSO Framework”).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As a result of management's evaluation of our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to the following material weaknesses identified:

•
The Company's control related to the review and approval of the accounting for significant and unusual transactions did not operate as designed. As a result, the Company did not identify on a timely basis a liability of $2.9 million related to professional services received from an investment banker that should have been accrued for at year-end. This material weakness resulted in a material misstatement of accrued liabilities and general and administrative expense that was corrected prior to the issuance of the Company's consolidated financial statements.

•
The Company did not have appropriately designed controls in place to evaluate the application of certain accounting policies related to professional service revenues. This material weakness resulted in the Company not appropriately evaluating the impact to their consolidated financial statements of the method used in transitioning certain contracts from completed contract method of accounting to the proportional performance method of accounting. As a result of this material weakness, there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Our independent registered public accounting firm, KPMG LLP, has issued an auditors' report on the effectiveness of our internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2011, we implemented additional systems and internal controls to estimate costs related to professional services and completed our transition from a completed contract method of accounting to proportional performance method of accounting. There has been no other change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K.

Item 11.	Executive Compensation
Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(1)(a) and (b) of Form 10-K.

Item 14.	Principal Accounting Fees and Services
Audit and Related Fees
The following table sets forth the aggregate fees for audit and other services provided by KPMG for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit fees (1)	$1,409,734	$762,500
Audit-related fees (2)	418,840	286,800
Tax fees (3)	145,541	73,600
All other fees (4)	359,709	—
Total fees	$2,333,824	$1,122,900

(1)
Audit fees consist of fees billed or to be billed for professional services rendered for (i) the audit of SuccessFactors’ annual financial statements set forth in SuccessFactors’ Annual Reports for 2011 and 2010 and (ii) the issuances of consents and review of documents filed with the Securities and Exchange Commission.

(2)
Audit-related fees consist of fees billed for professional services rendered and not reported under “Audit fees” above, which principally related to due diligence services and consultation on corporate transactions in 2011 and SAS 70 attestation services in 2010.

(3)
Tax fees consist of fees billed or to be billed for tax compliance, tax advice and tax planning services rendered. Tax-related services rendered consisted primarily of tax advice on our domestic and international operations.

(4)	All other fees in 2011 consist of fees billed for professional services rendered for integration advisory consultation and certain other services not reported above.

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with these pre-approvals, and the fees for the services performed to date.
All of the services of KPMG for 2011 and 2010 described above were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following financial statements are filed as part of this report:

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder
SuccessFactors, Inc.:

We have audited the accompanying consolidated balance sheets of SuccessFactors, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SuccessFactors, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for multiple element revenue transactions in fiscal 2010 resulting from the adoption of a new accounting pronouncement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SuccessFactors, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2012 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Santa Clara, California
March 16, 2012

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
SuccessFactors, Inc.:

We have audited SuccessFactors, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SuccessFactors, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting included in Item 9A(b). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to controls over significant and unusual transactions and certain revenue accounting policies have been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SuccessFactors, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated March 16, 2012, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, SuccessFactors, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Santa Clara, California
March 16, 2012

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of SuccessFactors, Inc.

We have audited the accompanying consolidated statement of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows of SuccessFactors, Inc. for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SuccessFactors, Inc. for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
San Francisco, California
February 26, 2010

SUCCESSFACTORS, INC.
Consolidated Balance Sheets
 (In thousands, except par value)

	As of December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$103,536	$75,384
Marketable securities	61,503	281,073
Accounts receivable, net of allowance for doubtful accounts of $2,569 and $1,039	116,755	80,440
Deferred commissions	8,605	7,106
Prepaid expenses and other current assets	19,739	8,022
Total current assets	310,138	452,025
Restricted cash	1,536	913
Property and equipment, net	16,279	8,737
Deferred commissions, less current portion	16,504	12,854
Goodwill	356,356	64,077
Intangible assets	121,232	37,832
Other assets	3,415	975
Total assets	$825,460	$577,413
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,099	$7,254
Accrued expenses and other current liabilities	36,061	11,433
Accrued employee compensation	47,941	23,467
Deferred revenue	285,546	219,868
Acquisition-related contingent consideration	11,758	5,200
Total current liabilities	386,405	267,222
Deferred revenue, less current portion	10,623	14,577
Long-term income taxes payable	2,896	1,987
Acquisition-related contingent consideration, less current portion	—	21,050
Other long-term liabilities	11,401	1,248
Total liabilities	411,325	306,084
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock: $0.001 par value; 200,000 shares authorized; 84,810 and 77,137 shares issued and outstanding as of December 31, 2011 and 2010, respectively	85	77
Additional paid-in capital	678,277	499,343
Accumulated other comprehensive income	3,074	3,258
Accumulated deficit	(267,301)	(231,349)
Total stockholders’ equity	414,135	271,329
Total liabilities and stockholders’ equity	$825,460	$577,413
See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.
Consolidated Statements of Operations
 (In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Subscription and support	$242,765	$163,682	$122,028
Professional services and other	85,182	42,244	31,026
Total revenue	327,947	205,926	153,054
Cost of revenue: (1)
Subscription and support	56,681	26,552	17,763
Professional services and other	54,822	29,939	17,560
Total cost of revenue	111,503	56,491	35,323
Total gross profit	216,444	149,435	117,731
Operating expenses: (1)
Sales and marketing	152,665	99,051	80,431
Research and development	66,896	39,892	24,427
General and administrative	67,718	35,941	24,995
Revaluation of contingent consideration	(10,644)	(7,874)	—
Gain on settlement of litigation, net	(2,906)	—	—
Total operating expenses	273,729	167,010	129,853
Loss from operations	(57,285)	(17,575)	(12,122)
Unrealized foreign exchange gain on intercompany loan	151	4,954	—
Interest income (expense) and other, net	(1,234)	1,414	810
Loss before benefit for (provision of) income taxes	(58,368)	(11,207)	(11,312)
Benefit for (provision of) income taxes	22,416	(1,243)	(1,322)
Net loss	$(35,952)	$(12,450)	$(12,634)
Net loss per common share, basic and diluted	$(0.44)	$(0.17)	$(0.21)
Shares used in computing net loss per common share, basic and diluted	80,932	73,939	59,534
________________

(1)	Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$6,715	$2,826	$1,417
Sales and marketing	15,355	8,300	4,451
Research and development	7,699	3,742	1,354
General and administrative	12,314	7,170	3,195

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss
 (In thousands)

	Common Stock
	Shares		Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2008	55,990		$56	$200,907	$(74)	$(206,265)	$(5,376)
Exercise of stock options and stock grants to board members for board services	1,552		2	5,023	—	—	5,025
Vested restricted stock units converted to shares	74		—	—	—	—	—
Stock-based compensation	—		—	10,417	—	—	10,417
Issuance of common stock in connection with follow-on public offering, net of issuance costs incurred	13,800		14	203,041	—	—	203,055
Vesting of stock option shares exercised early	332		—	2,031	—	—	2,031
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—		—	—	(138)	—	(138)
Unrealized gain on marketable securities	—		—	—	123	—	123
Net loss	—		—	—	—	(12,634)	(12,634)
Total comprehensive loss	—		—	—	—	—	(12,649)
Balances at December 31, 2009	71,748		72	421,419	(89)	(218,899)	202,503
Exercise of stock options	3,678		4	22,653	—	—	22,657
Vested restricted stock units converted to shares	457		—	—	—	—	—
Stock-based compensation	—		—	22,038	—	—	22,038
Issuance cost incurred in prior year follow-on public offering	—		—	(111)	—	—	(111)
Issuance of common stock in connection with acquisitions	1,250	*	1	31,797	—	—	31,798
Contingent consideration in connection with acquisition	—		—	1,540	—	—	1,540
Vesting of stock option shares exercised early	4		—	7	—	—	7
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—		—	—	3,258	—	3,258
Unrealized gain on marketable securities	—		—	—	89	—	89
Net loss	—		—	—	—	(12,450)	(12,450)
Total comprehensive loss	—		—	—	—	—	(9,103)
Balances at December 31, 2010	77,137		77	499,343	3,258	(231,349)	271,329
Exercise of stock options	2,857		3	19,448	—	—	19,451
Vested restricted stock units converted to shares	812		1	(1)	—	—	—
Stock-based compensation	—		—	42,083	—	—	42,083
Issuance of common stock in connection with acquisitions	4,004	*	4	98,746	—	—	98,750
Equity awards assumed for acquisitions	—		—	18,658	—	—	18,658
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—		—	—	(259)	—	(259)
Unrealized gain on marketable securities	—		—	—	75	—	75
Net loss	—		—	—	—	(35,952)	(35,952)
Total comprehensive loss	—		—	—	—	—	(36,136)
Balances at December 31, 2011	84,810		$85	$678,277	$3,074	$(267,301)	$414,135

*
In fiscal 2010, excludes 561 thousand shares held in escrow in connection with Inform and CubeTree acquisitions. In fiscal 2011, 371 thousand shares were released from escrow in connection with Inform acquisition.

See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(35,952)	$(12,450)	$(12,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,854	5,720	3,902
Amortization of deferred commissions	17,382	10,120	7,383
Stock-based compensation expense	42,083	22,038	10,417
Amortization of intangible assets	13,035	3,118	—
Revaluation of contingent consideration	(10,644)	(7,874)	—
Unrealized foreign exchange gain on intercompany loan	(151)	(4,954)	—
Income tax benefit in connection with acquisitions	(24,298)	—	—
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable, net of allowance for doubtful accounts	(23,164)	(21,044)	(13,165)
Deferred commissions	(22,532)	(14,896)	(10,553)
Prepaid expenses and other current assets	1,029	(2,164)	(2,455)
Other assets	440	(715)	(61)
Accounts payable	(2,512)	5,511	(1,166)
Accrued expenses and other current liabilities	12,945	2,888	(1,470)
Accrued employee compensation	22,705	8,312	2,387
Long-term income taxes payable	558	344	788
Other liabilities	(117)	190	201
Deferred revenue	47,769	49,213	31,826
Net cash provided by operating activities	46,430	43,357	15,400
Cash flows from investing activities:
Restricted cash	205	118	317
Capital expenditures	(7,741)	(6,039)	(2,756)
Acquisitions, net of cash acquired	(244,799)	(26,089)	—
Purchases of available-for-sale securities	(164,662)	(400,355)	(323,537)
Proceeds from maturities of available-for-sale securities	176,750	222,963	104,654
Proceeds from sales of available-for-sale securities	205,905	141,500	4,534
Net cash used in investing activities	(34,342)	(67,902)	(216,788)
Cash flows from financing activities:
Proceeds from exercise of stock options	20,141	22,657	5,025
Proceeds from public offerings, net of offering costs	—	(111)	203,055
Principal payments on capital lease obligations	—	(4)	(56)
Payments on contingent consideration related to Inform acquisition	(4,000)	—	—
Net cash provided by financing activities	16,141	22,542	208,024
Effect of exchange rate changes on cash and cash equivalents	(77)	769	123
Net increase (decrease) in cash and cash equivalents	28,152	(1,234)	6,759
Cash and cash equivalents at beginning of year	75,384	76,618	69,859
Cash and cash equivalents at end of year	$103,536	$75,384	$76,618
Non-cash transactions:
Common stock issued and stock options and restricted stock units assumed in connection with acquisitions	$117,408	$31,796	$—
Purchase of software licenses for note payable	2,097	—	—
Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$—	$—	$165
Income taxes	1,663	1,029	392
See accompanying notes to consolidated financial statements.

SUCCESSFACTORS, INC.
Notes to Consolidated Financial Statements

1. Organization
Organization
Success Acquisition Corporation was incorporated in Delaware in 2001. In April 2007, the name was changed to SuccessFactors, Inc. (the "Company"). The Company provides cloud-based business execution software solutions that enable organizations to bridge the execution gap between business strategy and results. The Company’s goal is to enable organizations to substantially increase employee productivity worldwide by enhancing its existing people performance solutions with business alignment solutions to enable customers to achieve business results. The Company’s integrated application suite includes the following modules and capabilities: Performance Management; Goal Management; 360-Degree Review; Calibration & Team Rater; Learning Management; iContent; Extended Enterprise; Succession Management; Career and Development Planning; Compensation Management; Analytics and Reporting; Recruiting Management; Recruiting Marketing; Employee Central; Jam Social Learning and Collaboration Platform; and proprietary and third-party content.
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

Use of Estimates
The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. GAAP requires the Company to make estimates and judgments in several areas, including those related to revenue recognition, recoverability of accounts receivable, provision for income taxes, commission and bonus payments, fair values of marketable securities, fair value of acquired intangible assets, fair value of acquisition-related contingent consideration, and the determination of the fair market value of stock-based awards, including the use of forfeiture estimates. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. Actual results could differ materially from those estimates.
Segments
The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, the Company has determined that it has a single reporting and operating segment structure, specifically the provision of cloud-based business execution software and associated services for employee performance and business alignment.
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
Since the acquisition of Plateau in the second quarter of fiscal 2011, certain acquired software is licensed to customers under either perpetual or term arrangements. The software does not require significant modification or customization services. Customers may either take possession of this software or may contract with the Company for hosting services. Related maintenance and support revenues are generated through the sale of maintenance contracts which are renewable on an annual basis. Under these contracts, the Company provides non-specified upgrades of its products only on a when-and-if-available basis.
The Company recognizes revenue for service agreements in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Revenue Recognition, and for software license agreements in accordance with ASC 985-605, Software Revenue Recognition.
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

•
require an entity to allocate revenue in an arrangement using estimated selling prices ("ESP") of each deliverable if a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third-party evidence of selling price ("TPE"); and

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
The ESP for professional services deliverables is determined primarily by considering cost plus a targeted range of gross margins. ESP for subscription services and maintenance and support services is generally determined based on the renewal rate offered to the customer to renew the service. Those renewal rates are used when they are considered substantive based on the Company's normal pricing practices, which consider the modules purchased, the number of users, the term of the arrangement, and targeted discounts to internal pricing guidelines. In cases where other evidence of ESP is not available, the Company uses the median or mode average selling price of a deliverable to determine ESP. When median or mode average selling prices are used (generally in the absence of other evidence), selling prices are averaged based on aggregate volume excluding transactions priced below the 10th percentile and above the 90th percentile of the pricing distribution to remove price outliers.
The majority of customer contracts specify the value of each undelivered element and, as a result of the contingent revenue guidance in ASC 605-25, paragraphs 30-4 and 30-5, the amount deferred for each undelivered element must generally be at or above the contractual amounts.
Revenue allocated to subscription services and maintenance support services is recognized over the term. Revenue allocated to professional services is recognized under the proportional performance method of accounting using the ratio of hours incurred to estimated total hours or, for short term projects, upon acceptance of services related to each module.
The Company's arrangements subject to ASC 985-605 contain multiple elements that may include term or perpetual software licenses related to the historical Plateau business, maintenance and support, and professional services. Prior to the acquisition, Plateau determined that it had established VSOE of fair value for its maintenance and support and professional services using a bell curve methodology stratifying by customer type. The Company has implemented processes in order to maintain the aforementioned VSOE rates; therefore, for perpetual licenses sold in arrangements along with maintenance and support and/or professional services, license revenues are recognized at the date of delivery and acceptance, if applicable, using the residual method. Maintenance and support revenues are recognized ratable from the date of acceptance of the license, if applicable, over the service period.
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

Cost of Revenue
Cost of revenue primarily consists of costs related to hosting the Company’s application suite, compensation and related expenses for data center, professional services staff and customer support staff, amortization of intangibles, payments to outside service providers, allocated overhead and depreciation expenses, license royalties and partner referral fees. Allocated overhead includes rent, information technology costs and employee benefits costs and is apportioned to all departments based on relative headcount.
Deferred Commissions
Deferred commissions are the incremental costs that are directly associated with non-cancelable subscription agreements and consist of sales commissions paid to the Company’s direct sales force. The commissions are deferred and amortized over the non-cancelable terms of the related customer contracts, typically one to three years, with some agreements having durations of up to five years. The deferred commission amounts are recoverable from the future revenue streams under the non-cancelable subscription agreements. The Company believes this is the appropriate method of accounting, as the commission costs are so closely related to the revenue from the non-cancelable subscription agreements that they should be recorded as an asset and charged to expense over the same period that the subscription revenue is recognized. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Deferred commissions associated with subscription agreements for which revenue recognition has not commenced as of December 31, 2011 are classified as long-term deferred commissions.
During the year ended December 31, 2011, the Company capitalized $22.5 million of deferred commissions and amortized $17.4 million to sales and marketing expense. As of December 31, 2011 and 2010, deferred commissions on the Company’s consolidated balance sheet totaled $25.1 million and $20.0 million, respectively.
Identified Intangible Assets
Identified intangible assets primarily consist of acquisition-related developed technology, customer relationships, tradenames and trademarks which are generally amortized on a straight-line basis over the periods of benefit, ranging from two to ten years. The Company performs a review of identified intangible assets whenever events of changes in circumstances indicate that the useful life is shorter than it had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There was no impairment charge related to identified intangible assets during the years ended December 31, 2011 and 2010.
Goodwill
The Company performs a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The Company has determined that it is a single reporting unit. The impairment test is performed by determining the fair value of the reporting unit based on the market price of the Company’s common stock. If the Company’s carrying value of the reporting unit is less than its fair value, then the fair value is allocated to all of the Company’s assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire the Company. The excess of the fair value over the amounts assigned to the Company’s assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company did not record any charges related to goodwill impairment during the years ended December 31, 2011 and 2010.
Contingent Consideration
The Company estimates the fair value of contingent consideration issued in business combinations using various valuation approaches, as well as significant unobservable inputs, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The fair values of liability classified contingent consideration is remeasured at each reporting period, with any changes in the fair value recorded as income or expense, and such remeasurements resulted in net gains of approximately $10.6 million and $7.9 million for the years ended December 31, 2011 and 2010, respectively. The potential undiscounted amount of all future cash payments that the Company could be required to make under the contingent consideration agreements is between $0 and $58.9 million as of December 31, 2011.
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
Further, compliance with income tax regulations requires the Company to make decisions relating to the transfer pricing of revenue and expenses between each of its legal entities that are located in several countries. The Company’s determinations include many decisions based on management’s knowledge of the underlying assets of the business, the legal ownership of these assets, and the ultimate transactions conducted with customers and other third parties. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple tax jurisdictions. The Company may be periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews may include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when it is not more likely than not that an uncertain tax position will be sustained upon examination by a taxing authority. These estimates are subject to change.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with remaining maturities at the date of purchase of 90 days or less to be cash equivalents. Cash and cash equivalents, which consist of cash on deposit with banks and money market funds, are stated at cost, which approximates fair value.
Marketable Securities
The Company classifies its marketable securities as available-for-sale. Accordingly, available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of interest income and other, net. Interest on securities classified as available-for-sale is included as a component of interest income. As the Company’s marketable securities are considered by the Company as available to support current operations, these securities have been classified as current assets on the consolidated balance sheets.

Restricted Cash
The Company’s restricted cash balances at December 31, 2011 and 2010 were as follows (in thousands):

	As of December 31,
	2011	2010
Certificates of deposit and guarantees in connection with corporate leases	$1,529	$506
Credit card deposits	7	407
	$1,536	$913

Fair Value of Financial Instruments
The Company accounts for certain financial instruments at fair value. The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:

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
Observable inputs are based on market data obtained from independent sources. Unobservable inputs reflect the Company's assessment of the assumptions market participants would use to value certain financial instruments. Refer to note 6, "Fair Value Measurements" for additional information.
Allowance for Doubtful Accounts
The Company has established an allowance for doubtful accounts based on a review of the current status of existing accounts receivable by customer and historical collection experience. The allowance for doubtful accounts increased by $1.5 million in the year ended December 31, 2011 and decreased by $0.1 million in the year ended December 31, 2010, respectively. Write-offs of accounts receivable and recoveries were not significant during the years ended December 31, 2011, 2010, and 2009.

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
2009	$727	$701	$(267)	$1,161
2010	1,161	316	(438)	1,039
2011	1,039	2,459	(929)	2,569
_____________________

(1)	Represents amounts written off against the allowance, less recoveries.
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
Leases
The Company leases office space under non-cancelable operating leases. The terms of certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period and accrues for rent expense incurred but not yet paid.
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
When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on that sale or retirement is reflected in interest income (expense) and other, net.
Concentrations of Credit Risk and Significant Customers and Suppliers
Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash and accounts receivable. The Company maintains an allowance for doubtful accounts. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. The Company does not require its customers to provide collateral. Credit risk arising from accounts receivable is mitigated due to the large number of customers comprising the Company’s customer base and their dispersion across various industries. No customer represented more than 10% of revenue in any of the three years in the period ended December 31, 2011.
As of December 31, 2011, the Company had international subsidiaries in over twenty countries. Long-lived assets at these subsidiaries were not significant as of December 31, 2011 or 2010. Revenue by geographic region, based on billing address of the customer, was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Americas	$251,472	$169,912	$132,171
Europe	56,352	28,514	16,401
Asia Pacific	20,123	7,500	4,482
	$327,947	$205,926	$153,054
The Company’s revenue from customers based in the United States was $232.6 million, $160.2 million and $126.6 million for the years ended December 31, 2011, 2010 and 2009 and these amounts are included in the Americas line in the table above.
The Company’s cash balances are maintained at several banks. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Certain operating cash accounts may exceed the FDIC limits.

The Company serves its customers and users from various hosting facilities, located throughout the United States, The Netherlands, Australia, and China. The Company has internal procedures to restore services in the event of disasters at its current hosting facilities. Even with these procedures for disaster recovery in place, the Company’s service could be significantly interrupted during the implementation of the procedures to restore services.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. All assets and liabilities are translated into U.S. dollars at the respective exchange rates in effect on the consolidated balance sheet dates. Foreign currency transaction gains and losses are included in net loss. For the years ended December 31, 2011 and 2010, the Company recognized unrealized foreign exchange gains of $0.2 million and $5.0 million, respectively, related to an intercompany loan entered into during 2010. There was no intercompany loan during fiscal 2009.
Advertising Expenses
Advertising is expensed as incurred as a component of sales and marketing expenses on the consolidated statement of operations. Advertising expenses were $2.8 million, $2.3 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Accounting for Stock-Based Compensation
The Company measures all share-based payments, including grants of stock options and restricted stock units ("RSUs"), based on the fair value of the awards on the grant date and recognizes expense in the Company’s consolidated statement of operations over the period during which the recipient is required to perform service in exchange for the stock options and RSUs (generally over the vesting period of the awards). The Company uses the Black-Scholes pricing model to determine the fair values of the stock options on the grant dates. To estimate the fair values of RSUs, the Company utilizes the closing market price of its common stock on the date of the awards. Furthermore, the Company estimates the forfeiture rate based on historical experience of its stock-based awards. The Company amortizes the fair values of share-based payments on a straight-line basis for the majority of its awards. The Company amortizes the fair values of market- and performance-condition RSUs under the graded vesting method.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments decreased by $0.3 million and net unrealized gain on marketable securities increased by $0.1 million are included in accumulated other comprehensive income for fiscal year 2011. Accumulated other comprehensive income has been reflected in stockholders’ equity.
The components of accumulated other comprehensive income were as follows (in thousands):

	As of December 31,
	2011	2010
Foreign currency translation and other adjustments	$2,997	$3,256
Net unrealized gain on marketable securities	77	2
	$3,074	$3,258
Recent Accounting Pronouncements
In 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which was issued concurrently with IFRS 13, "Fair Value Measurement", to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under International Financial Reporting Standards ("IFRS") or U.S. GAAP. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011, and early adoption is not permitted. The Company does not expect the adoption of ASU No. 2011-04 will have a material impact on the Company's financial position or results of operations.

In 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, to increase the prominence of other comprehensive income (loss) in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this accounting update will have no impact on the Company's financial position or results of operations.

In 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to modify the impairment test for goodwill intangibles. The ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test is not required. This amendment to U.S. GAAP will be effective for annual and interim tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2011-08 will have a material impact on the Company's financial position or results of operations.

3. Business Combinations

Jobs2web, Inc.
On December 9, 2011, the Company acquired all issued and outstanding shares of Jobs2web, Inc. (“Jobs2web”), a provider of hosted recruitment marketing platforms, for $111.9 million in cash at closing, including $2.9 million in cash to buy out vested stock options and warrants. The Company also assumed certain unvested employee stock options that represent an aggregate of 125,980 shares of the Company's common stock. The fair value of the assumed stock options was $3.6 million, of which $1.4 million, associated with the employee service period performed prior to the acquisition date, was allocated to the purchase price. The fair value of assumed stock options was determined using the Black-Scholes pricing model.

Of the total consideration paid in connection with the acquisition, $11.2 million is held in the form of cash in escrow to secure indemnification obligations and changes to the purchase consideration due to finalizing net working capital adjustments.

The acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The total purchase price was comprised of the following (in thousands, except shares):

	Shares Issued	Total Purchase Consideration	Net Tangible Liabilities Assumed	Purchased Intangible Assets	Goodwill
Jobs2web	—	$113,236	$(10,723)	$27,400	$96,559

The fair value of purchase consideration and the purchase price allocation are preliminary as of the reporting date as the Company is in the process of obtaining additional information required to finalize the fair value of acquired intangible assets. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill, and could affect the amounts reported in the Company's consolidated statement of operations in future periods. All changes as a result of finalizing the value of purchase consideration or purchase price allocation will be made retrospectively to the acquisition date.

Transaction costs associated with Jobs2web were expensed as incurred, and such transaction costs were $0.9 million for the twelve months ended December 31, 2011 and are included in general and administrative expenses on the consolidated statement of operations.

The total weighted-average amortization period for intangible assets is 7.4 years. The intangible assets are being amortized on a straight-line basis, which in general reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill recorded in connection with this transaction is primarily related to the ability of Jobs2web to develop new products and technologies in the future and expected synergies to be achieved in connection with the acquisition. The goodwill recognized is not expected to be deductible for income tax purposes.

Jobs2web's results of operations have been included in the Company's consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

Plateau Systems, Ltd.
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

The following table summarizes the consideration paid for Plateau and the fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

The Company recorded a $1.2 million receivable from escrow in potential sales tax and use tax liabilities which, if paid, are recoverable against the escrow balance.

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

The following table presents details of the Company's acquired intangible assets of Plateau at the acquisition date (in thousands, except years):

	Weighted- Average Useful Life (in Years)	Fair Value
Technology	6	$21,100
Customer relationships	7	43,900
Total		$65,000

Plateau's results of operations have been included in the Company's consolidated financial statements subsequent to the date of acquisition. The Plateau acquisition contributed $18.0 million to our total revenues for the year ended December 31, 2011, representing revenue from deferred revenue and backlog existing on the date of the acquisition. The majority of sales of Plateau products since the date of acquisition has been bundled with existing Company's products and not separately priced thus making the disclosure of revenue from such products impracticable.

Costs associated with the Plateau acquisition include transaction costs of $5.7 million and restructuring costs of $1.8 million for the year ended December 31, 2011. The following table presents these costs included in the Company's consolidated statement of operations:

Year Ended
December 31,
(in thousands)	2011
Subscription and support	$30
Professional services and other	144
Sales and marketing	488
Research and development	491
General and administrative	6,382
Total	$7,535

Refer to note 11, "Income Taxes” regarding the tax effect of the acquisition on the Company's consolidated financial statements.

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

The unaudited pro forma financial information for the year ended December 31, 2011 combined the historical results of the Company for the six months ended June 30, 2011 and the historical results of Plateau for six months ended May 31, 2011 plus the six months ended December 31, 2011 consolidated for both companies.

The unaudited pro forma financial information for the year ended December 31, 2010 combined the historical results of the Company for the year ended December 31, 2010 and the historical results of Plateau for the twelve months ended November 30, 2010.

The pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of Plateau had taken place as of the beginning of each period presented.

	Year Ended
	December 31,
(in thousands, except per share data)	2011	2010
Total revenues	$364,467	$270,168
Net income (loss)	$(40,268)	$(6,880)
Basic earnings (loss) per share	$(0.50)	$(0.09)
Diluted earnings (loss) per share	$(0.50)	$(0.09)

A material non-recurring adjustment included in the pro forma financial information is the income tax benefit of $16.5 million, which was included in 2010 from the release of valuation allowance on our deferred tax asset.

Jambok, Inc.
On March 17, 2011, the Company acquired Jambok, Inc., ("Jambok"), a provider of social learning software, for $2.8 million in cash, and 63,728 shares of common stock with an estimated fair value of approximately $2.0 million. Furthermore, the Company agreed to pay additional cash and stock consideration with 50% payable in shares of common stock and 50% payable in cash to the former shareholders of Jambok based upon their continued employment with the Company for three years, as of the close of the transaction. The Company did not record any acquisition-related liabilities in connection with this additional payment arrangement, as it is considered compensatory in nature, and therefore, it will be recognized as compensation expense over the requisite three-year service period. This acquisition was not considered material to the

Company.

The acquisition was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The total purchase price was comprised of the following (in thousands, except shares):

	Shares Issued	Total Purchase Consideration	Net Tangible Liabilities Assumed	Purchased Intangible Assets	Goodwill
Jambok	63,728	$4,810	$(1,117)	$3,404	$2,523

Transaction costs associated with Jambok were expensed as incurred, and such transaction costs were $0.3 million for the year ended December 31, 2011 and are included in general and administrative expenses on the consolidated statement of operations.

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

The business combinations in 2011 contributed approximately $18.3 million of the Company’s revenue for the year ended December 31, 2011, which was primarily from the Plateau acquisition contributing $18.0 million and the Jobs2web acquisition contributing $0.3 million.

Prior Year
The Company completed the following business combinations during fiscal 2010:

•
On July 1, 2010, the Company acquired Inform Business Impact ("Inform"), a provider of business analytics and workforce planning software, for $25.6 million in cash and 906,892 shares of common stock valued at approximately $12.9 million, of which 371,372 shares were held in escrow at the acquisition date and released during fiscal 2011, plus contingent consideration based on performance related earn-out payments with a fair value of $5.3 million. This acquisition was not considered material to the Company.

•
On July 13, 2010, the Company acquired Epista Software A/S ("YouCalc"), a provider of real-time analytics and reporting software for $3.2 million in cash, plus contingent consideration based on performance related earn-out payments in shares of common stock with a fair value of $1.5 million. This acquisition was not considered material to the Company.

•
On July 20, 2010, the Company acquired CubeTree, Inc., ("CubeTree") a provider of social media and collaboration software, for 903,733 shares of common stock valued at approximately $18.9 million, of which 190,511 shares are held in escrow, plus a future contingent cash payment with an initial fair value of $27.8 million.

Each of these acquisitions was accounted for using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of the respective acquisition dates. The total purchase price for each acquisition was comprised of the following (in thousands, except shares):

	Shares Issued	Total Purchase Consideration	Net Tangible Assets (Liabilities) Assumed	Purchased Intangible Assets	Goodwill
Inform	906,892	$43,838	$(1,412)	$23,900	$21,350
YouCalc	—	4,676	(20)	3,710	986
CubeTree	903,733	46,653	67	8,120	38,466
Total	1,810,625	$95,167	$(1,365)	$35,730	$60,802
Transaction costs associated with the business combinations completed in fiscal 2010 were expensed as incurred, which totaled $2.1 million for the year ended December 31, 2010, and were included general and administrative expenses on the consolidated statement of operations.

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
In connection with the business combinations, the Company agreed to pay certain amounts contingent upon the achievement of agreed-upon milestones, as follows:

•
The Company agreed to pay additional cash consideration on a sliding scale of up to $15.0 million to the former shareholders of Inform upon achievement of certain revenue bookings target during the first two twelve month periods subsequent to the acquisition date. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $5.3 million, based on the present value of the expected payments over each of the two twelve month periods. The valuation method used to estimate the fair value of the contingent consideration arrangement included significant inputs that are not observable in the market (Level 3 inputs), with key assumptions including (i) varying probability of criteria achievement, and (ii) discount rate based on the prime lending rate as of the acquisition date. The potential undiscounted amount of all future payments that the Company could be required to make for contingent consideration under the agreement between $0 and $15.0 million which was remeasured on a quarterly basis and any changes in fair value recorded as an adjustment to the contingent consideration liability and an offsetting increase or decrease to income or expense. For the years ended December 31, 2011 and 2010, the Company recorded gains of approximately $1.4 million and $1.2 million, respectively, related to changes in the fair value of the contingent consideration. Additionally, there was a $0.2 million unrealized foreign currency translation loss in 2011 and a $1.1 million unrealized foreign currency translation loss in 2010. During the year ended December 31, 2011, the Company made payments of $4.0 million for the earn-out achievement related to the first twelve month period subsequent to the acquisition date. In addition, the Company agreed to make additional cash payments of up to $5.0 million to the former shareholders of Inform based upon their continued employment with the Company for two years, as of the close of the transaction. This arrangement is considered compensatory and therefore, $5.0 million is being recognized as compensation expense over the requisite two-year service period. The Company recognized $2.5 million and $1.3 million of compensation expense related to this arrangement for the years ended December 31, 2011 and 2010, respectively.

•
The Company agreed to issue 98,290 shares of common stock to the former shareholders of YouCalc upon the achievement of certain product development and performance milestones. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be approximately $1.5 million. The valuation method used to estimate the acquisition date fair value of the contingent consideration arrangement was based on significant inputs that are not observable in the market (Level 3 inputs), with key assumptions including (i) expected lock-up period for common stock issued, (ii) volatility based on the Company’s historical volatility and the volatility implied by traded options on the Company’s common stock, (ii) probability of achieving the milestones, and (iv) a likely issuance date of 9 months after the date of acquisition. The contingent consideration is considered equity classified and is therefore not subject to remeasurement post acquisition. During fiscal 2011, the Company issued the agreed upon shares of common stock due to the achievement of certain product development and performance milestones.

•
The Company agreed to pay additional cash consideration of up to approximately $47.9 million to the former shareholders of CubeTree on the three-year anniversary of the closing or at such earlier time as a change of control of the Company occurs (the “Top-Up Payment Date”). If, on the Top-Up Payment Date, the value of the common stock issued as consideration at the closing (the “Market Value”) is less than approximately $47.9 million or $53.01 per share (the “Guaranteed Value”), subject to adjustments, the Company will make a payment to such holders in an aggregate amount equal to the difference between the Guaranteed Value and the Market Value (the “Top-Up Payment”). The aggregate Top-Up Payment will be reduced to the extent of any sale, transfer or other disposition of any of the consideration (subject to certain limited exceptions). Such right to receive the Top-Up Payment will terminate in the event the value of the shares of the consideration paid at closing equals or exceeds approximately $47.9 million or $53.01 per share at any time prior to the Top-Up Payment Date. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $27.753 million, using the Monte Carlo Simulation approach. This valuation method was based on significant inputs that are not observable in the market (Level 3 inputs), with key assumptions including (i) expected term of three years, (ii) rate of return based on the yield on the three year U.S. Treasury bill (iii) volatility based on the Company’s historical stock price volatility and the volatility implied by traded options in the company’s common stock, and (iv) strike price of $53.01. As of December 31, 2011, as a result of the planned acquisition of the Company, the undiscounted amount of the payment that the Company could be required to make on the Top-Up Payment Date is estimated to be $11.8 million. On a quarterly basis the Company remeasures the fair value of the contingent consideration and any changes are recorded as an adjustment to the contingent consideration liability. For the years ended December 31, 2011 and 2010, the

Company recorded gains of approximately $9.3 million and $6.7 million, respectively, related to changes in the fair value of this contingent consideration.

4. Balance Sheet Accounts
Property and Equipment, Net
Property and equipment consisted of (in thousands):

	As of December 31,
	2011	2010
Computers, equipment and software	$25,707	$16,379
Furniture and fixtures	2,201	2,468
Vehicles	43	42
Leasehold improvements	4,813	4,204
	32,764	23,093
Less accumulated depreciation and amortization	(16,485)	(14,356)
Total property and equipment, net	$16,279	$8,737
Depreciation and amortization expense totaled $6.2 million, $4.0 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$91,499	$—	$—	$91,499
Cash equivalents:
Money market funds	3,938	—	—	3,938
Commercial paper	8,099	—	—	8,099
Total cash equivalents	12,037	—	—	12,037
Total cash and cash equivalents	103,536	—	—	103,536
Marketable securities:
U.S. government and agency securities	51,476	13	(10)	51,479
Commercial paper	3,599	—	—	3,599
Corporate debt securities	6,253	48	—	6,301
Marketable equity securities	100	24	—	124
Total marketable securities	61,428	85	(10)	61,503
Total cash, cash equivalents and marketable securities	$164,964	$85	$(10)	$165,039
The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of December 31, 2011. Investments in unrealized loss positions for less than 12 months and their related fair value were as follows (in thousands):

	As of December 31, 2011
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government and agency securities	$28,365	$(10)
Total	$28,365	$(10)

The following table summarizes the estimated fair value of our investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

As of December 31, 2011
Due within 1 year	$22,755
Due within 1 year through 5 years	38,624
Due within 5 years through 10 years	—
Due after 10 years	—
Total marketable debt securities	$61,379

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	As of December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$23,538	$—	$—	$23,538
Cash equivalents:
Money market funds	33,000	—	—	33,000
Commercial paper	18,846	—	—	18,846
Total cash equivalents	51,846	—	—	51,846
Total cash and cash equivalents	75,384	—	—	75,384
Marketable securities:
U.S. Treasury bills and bonds	9,836	—	(2)	9,834
U.S. government and agency securities	196,167	119	(81)	196,205
International government securities	5,050	6	—	5,056
Commercial paper	21,315	—	—	21,315
Corporate debt securities	48,651	9	(75)	48,585
Marketable equity securities	50	28	—	78
Total marketable securities	281,069	162	(158)	281,073
Total cash, cash equivalents and marketable securities	$356,453	$162	$(158)	$356,457
The Company did not have any marketable securities that were in an unrealized loss position for 12 months or greater as of December 31, 2010. Investments in unrealized loss positions for less than 12 months and their related fair value were as follows (in thousands):

	As of December 31, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. Treasury bills and bonds	$3,935	$(2)
U.S. government and agency securities	72,042	(81)
Corporate debt securities	25,964	(75)
Total	$101,941	$(158)
The Company did not recognize any other-than-temporary impairments for the years ended December 31, 2011 or 2010.
Goodwill
Goodwill consisted of the following (in thousands):

Balance at December 31, 2009	$—
Additions	60,802
Foreign currency translation	3,275
Balance at December 31, 2010	$64,077
Additions	291,888
Foreign currency translation	391
Balance at December 31, 2011	$356,356

For the year ended December 31, 2011, additions represent $2.5 million, $192.8 million, and $96.6 million of goodwill associated with the Jambok, Plateau, and Jobs2web acquisitions, respectively. For the year ended December 31, 2010, additions represent $21.4 million, $1.0 million, and $38.5 million of goodwill associated with the Inform, YouCalc, and CubeTree acquisitions, respectively.

Other adjustments represent foreign currency translation, as the functional currencies of the Company’s foreign subsidiaries, where goodwill is recorded, are their respective local currencies. The foreign currencies are translated into U.S. dollars using exchange rates in effect at period end. Foreign currency translation adjustments are included in accumulated other comprehensive income.

Purchased Intangible Assets

The following table presents details of the Company's acquired intangible assets through business combinations as of December 31, 2011 (in thousands, except years):

	Weighted- Average Useful Life (in Years)	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Technology	6	$73,135	$(11,793)	$4,924	$66,266
Customer relationships	8	57,900	(4,060)	213	54,053
Trademark and tradename	5	1,000	(300)	213	913
Total purchased intangible assets with finite lives		$132,035	$(16,153)	$5,350	$121,232

The following table presents details of the Company's acquired intangible assets through business combinations as of December 31, 2010 (in thousands, except years):

	Weighted- Average Useful Life (in Years)	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Technology	7	$33,730	$(2,920)	$4,808	$35,618
Customer relationships	5	1,000	(99)	206	1,107
Trademark and tradename	5	1,000	(99)	206	1,107
Total purchased intangible assets with finite lives		$35,730	$(3,118)	$5,220	$37,832
As of December 31, 2011, the Company expects amortization expense in future periods to be as follows (in thousands):

2012	$23,500
2013	22,955
2014	20,927
2015	15,504
2016	11,976
Thereafter	26,370
Total	$121,232
The following table presents the amortization of purchased intangible assets (in thousands):

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Technology	$8,873	$2,920	$—
Customer relationships	3,961	99	—
Trademark and tradename	201	99	—
Total amortization of purchased intangible assets	$13,035	$3,118	$—
Of these amounts, $10.8 million, $0.4 million, and $1.8 million were included in cost of revenue, sales and marketing expenses, and research and development expenses, respectively, for the year ended December 31, 2011. For the year ended December 31, 2010, $2.9 million and $0.2 million were included in cost of revenue and sales and marketing expenses, respectively. There was no amortization of purchased intangibles recorded for the year ended 2009.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of (in thousands):

	As of December 31,
	2011	2010
Accrued royalties	$3,500	$1,785
Accrued partner referral fees	437	219
Deferred rent	97	36
Indirect taxes	6,054	902
Accrued other liabilities	25,973	8,491
Total accrued expenses and other current liabilities	$36,061	$11,433

Accrued employee compensation consisted of (in thousands):

	As of December 31,
	2011	2010
Accrued bonus payable	$19,875	$6,895
Accrued commission payable	22,676	12,279
Accrued vacation	2,581	1,809
All other accrued employee compensation payable	2,809	2,484
Total accrued employee compensation	$47,941	$23,467

5. Commitments and Contingencies
Legal Proceedings
The Company from time to time is involved in various legal proceedings arising in the normal course of its business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position. As of December 31, 2011, no amount is accrued as a loss is not probable or estimable.

On December 2, 2010, the Company filed suit against its competitor Halogen Software, Inc. ("Halogen") for intentional interference with prospective economic relations, conversion, fraud and unfair competition seeking injunctive relief and damages, including punitive damages. During the second quarter of fiscal 2011, the Company entered into a settlement agreement with Halogen to resolve the litigation with the settlement amount of $2.9 million received, net of litigation costs, by the Company during the second quarter of fiscal 2011.

Beginning December 2011, four putative shareholder class action suits relating to the Company's acquisition by SAP were filed in state and federal court against the Company, the members of the Company's Board, SAP America and a subsidiary of SAP. Three suits have been consolidated before the California Superior Court, County of San Mateo, under the caption In re SuccessFactors, Inc. Shareholder Litigation, Case No. CIV 510279. The consolidated class action complaint seeks certification of a class of our stockholders and generally alleges, among other things, that (i) the members of the Board breached their fiduciary duties in connection with the transactions contemplated by the merger agreement; and (ii) SAP America and its subsidiary aided and abetted the Board's purported breaches of fiduciary duties. The complaint seeks, among other relief, an injunction prohibiting the transactions contemplated by the merger agreement, rescission in the event such transactions are consummated, damages, and attorneys' fees and costs. A fourth putative shareholder class action was pending in U.S. District Court for the Northern District of California, captioned Israni v. Dalgaard et al., Case No. 12-CV-0076-JSW. The federal complaint sought certification of a class of the Company's stockholders and alleged substantially similar claims to those at issue in the consolidated complaint filed in state court.

On January 12, 2012, the Company and the other parties entered into a memorandum of understanding ("MOU") reflecting an agreement to settle the state and federal actions. The MOU provided that the federal action would be voluntarily dismissed as to all defendants, and that the consolidated state court action would be dismissed with prejudice as to all defendants. Pursuant to the terms of the MOU, the federal action was voluntarily dismissed on January 18, 2012. The Company expects to execute a stipulation of settlement, which will be subject to approval by the court following notice to the Company's stockholders. In addition, the Company and the other parties contemplate that plaintiff's counsel will seek an award of attorney's fees and expenses as part of the settlement, and that plaintiffs will release defendants from any and all liability.

The Company has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board's Accounting Standards Codification (“ASC”) 450, Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

Lease Commitments
The Company leases office space under non-cancelable operating leases with various expiration dates through December 2019. The Company recognizes rent expense on the straight-line basis over the lease period. The Company’s lease agreements for the facilities have the option to renew. The Company’s future contractual obligations would change if the Company exercised these options.
Rent expense for the years ended December 31, 2011, 2010 and 2009 was $6.3 million, $3.5 million, and $2.9 million respectively.
As of December 31, 2011, future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ended December 31:	Operating Leases
2012	$7,326
2013	6,517
2014	5,921
2015	4,197
2016	664
Thereafter	783
Total minimum lease payments	$25,408
During fiscal 2011, the Company capitalized $2.5 million of cost incurred for the purchase of software licenses. The Company also entered into a three-year payment plan agreement with the supplier. As of December 31, 2011, these software licenses have a gross asset balance of $2.5 million and accumulated amortization of $0.3 million. The associated amortization expense is included with depreciation expense. The following is a schedule of future minimum payments for these capitalized software licenses (in thousands):

Year Ended December 31:	Capitalized Software Licenses
2012	$853
2013	821
2014	423
Total minimum payments	$2,097

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
 The following tables present cash equivalents, marketable securities, and acquisition-related contingent consideration carried at fair value (in thousands):

		Fair Value Measurements Using
	As of December 31, 2011	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$3,938	$3,938	$—	$—
Commercial paper	8,099	—	8,099	—
Total cash equivalents	$12,037	$3,938	$8,099	$—
Marketable securities:
U.S. government and agency securities	$51,479	$—	$51,479	$—
Commercial paper	3,599	—	3,599	—
Corporate debt securities	6,301	—	6,301	—
Marketable equity securities	124	124	—	—
Total marketable securities	$61,503	$124	$61,379	$—
Liabilities:
Contingent consideration	$11,758	$—	$—	$11,758

		Fair Value Measurements Using
	As of December 31, 2010	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$33,000	$33,000	$—	$—
Commercial paper	18,846	18,846	—	—
Total cash equivalents	$51,846	$51,846	$—	$—
Marketable securities:
U.S. Treasury bills and bonds	$9,834	$9,834	$—	$—
U.S. government and agency securities	196,205	—	196,205	—
Foreign government securities	5,056	—	5,056	—
Commercial paper	21,315	—	21,315	—
Corporate debt securities	48,585	—	48,585	—
Marketable equity securities	78	78	—	—
Total marketable securities	$281,073	$9,912	$271,161	$—
Liabilities:
Contingent consideration	$26,250	$—	$—	$26,250
As of December 31, 2011, the carrying value of the Company’s cash equivalents approximated their fair value and represented approximately 7% of the Company’s total cash, cash equivalents, and marketable securities portfolio, which was held primarily in money market funds and commercial paper. As of December 31, 2010, the carrying value of the Company’s cash equivalents approximated their fair value and represented approximately 15% of the Company’s total cash, cash equivalents, and marketable securities portfolio, which was held primarily in money market funds and commercial paper. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles, or mortgage-backed securities as of December 31, 2011 and 2010.
Marketable securities are considered available-for-sale and are carried in the Company’s consolidated financial statements at fair market value, with changes in value recognized as unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Gross unrealized gains and losses on cash equivalents and marketable securities were not material as of December 31, 2011 and 2010. Accumulated gains and losses are reclassified to earnings when the securities are sold.
Acquisition-related Contingent Consideration
The Company generally estimates the fair value of acquisition-related liability classified contingent consideration using various valuation approaches including the Monte Carlo Simulation approach, Finnerty option model and discounted cash flow model. The contingent consideration liabilities were historically classified as Level 3 liabilities, because the Company used unobservable inputs to value them, reflecting the Company’s assessment of the assumptions market participants would use to value these liabilities. The unrealized gains and losses related to the contingent considerations were included in operating expenses on the consolidated statement of operations.
The following table presents a reconciliation for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$—
Contingent consideration issued in business combinations	33,020
Total (gains) and losses, (realized and unrealized):
Included in operating expenses - Revaluation of contingent consideration	(7,874)
Included in accumulated other comprehensive income	1,104
Balance at December 31, 2010	$26,250
Total (gains) and losses, (realized and unrealized):
Included in operating expenses - Revaluation of contingent consideration	(10,644)
Included in accumulated other comprehensive income	152
Payments of contingent consideration	(4,000)
Balance at December 31, 2011	$11,758
For the year ended December 31, 2011, the Company made payments for the earn-out achievement associated with the acquisition of Inform for $4.0 million.

7. Stockholders’ Equity
Preferred Stock
The Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share and to determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. At December 31, 2011 and 2010, no shares of preferred stock were outstanding.
Common Stock
The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share. Holders of common stock are entitled to one vote per share on all matters to be voted upon by stockholders of the Company.

8. Stock-Based Compensation
In June 2001, the Company’s Board of Directors adopted and its stockholders approved the 2001 Stock Option Plan which was terminated upon the completion of the Company’s initial public offering. In November 2007, the Company’s Board of Directors adopted and its stockholders approved the 2007 Equity Incentive Plan (the “Stock Plan”) to replace the 2001 Stock Option Plan immediately following the Company’s initial public offering. The Stock Plan provides for the issuance of incentive and non-statutory stock options, restricted stock awards, stock bonus awards, stock appreciation rights and restricted stock units. Options issued under the Stock Plan are generally for periods not to exceed ten years and must be issued at prices not less than 100% of the estimated fair value of the shares of common stock on the date of grant as determined by the Board of Directors. The Stock Plan provides for grants of immediately exercisable options. Options become vested and exercisable at such times and under such conditions as determined by the Board of Directors at the date of grant.
Options, or shares issued upon early exercise of options, generally vest over four years, with 25% vesting after one year and the balance vesting monthly over the remaining period. Any shares exercised prior to vesting may be repurchased by the Company at the original option exercise price in the event of the employee’s termination. The right to repurchase unvested shares lapses at the rate of the vesting schedule. The Company also awards employees with restricted stock units ("RSUs") with service conditions, which generally vest over four years with 25% vesting annually.
For stock-based awards exchanged for employee services, the Company measures stock-based compensation on the grant date, based on the fair value of the award, and recognizes expense over the requisite service period, which for the Company is generally the vesting period. To estimate the fair value of an option, the Company uses the Black-Scholes pricing model. This model requires inputs such as expected term, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. For all grants during 2011, 2010 and 2009, the Company calculated the expected term based on its historical experience from previous stock option grants. The Company estimates the volatility of its common stock by analyzing its historical volatility and considering volatility data of its peer group and their implied volatility. To estimate the fair value of RSUs with service conditions, the Company utilizes the closing market price of its common stock on the date of the awards. The Company estimates the forfeiture rate based on historical experience of its stock-based awards that are granted, exercised, and cancelled.
During 2011, the Company granted RSUs with market and performance conditions to its chief executive officer ("CEO"). The fair value of market-based RSUs is estimated using the Monte-Carlo simulation method. This method requires inputs such as risk-free interest rate, volatility, and correlation coefficients. The fair value of performance-based RSUs is based on the closing market price of the Company's common stock on the date of the award. These market- and performance-condition RSUs are amortized based upon the graded vesting method. Following the end of each calendar year commencing with 2011, the Company's performance, based on certain metrics, will determine the achievement level of the market and performance conditions. Achievement levels for each calendar year may range from 0% to 200% of the target.
During the years ended December 31, 2011, 2010, and 2009, the Company recognized $42.1 million, $22.0 million, and $10.4 million in stock-based compensation expense, respectively. The Company’s stock-based compensation expense is recorded within cost of revenue and operating expenses on the consolidated statement of operations.
There was no capitalized stock-based compensation cost, and there were no recognized stock-based compensation tax benefits during the years ended December 31, 2011, 2010, and 2009.
The fair value of options granted to employees during the years ended December 31, 2011, 2010 and 2009 were determined using the following weighted-average assumptions for employee grants, excluding replacement stock options granted in connection with the Plateau and Jobs2web acquisitions:

	Year Ended December 31,
	2011	2010	2009
Expected life (in years)	4.57	4.37	4.36
Risk-free interest rate	1.84%	1.69%	1.82%
Expected volatility	59%	62%	69%
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the period	$15.32	$11.47	$4.27
During 2011, the Company granted options to purchase a total of 47,196 shares of common stock to members of its Board of Directors, which vest quarterly over a one- or two- year period. The fair value of these options granted was based on the following weighted-average assumptions: expected life of 2.83 years; risk-free interest rate of 0.97%; expected volatility of 59%; dividend yield of 0% for a weighted-average estimated fair value of $12.72 per share.
A summary of the Company’s stock option activity is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands) (1)
Balance at December 31, 2008	12,131	$6.18
Granted	1,696	$7.90
Exercised	(1,866)	$3.78
Canceled	(1,082)	$8.97
Balance at December 31, 2009	10,879	$6.58
Granted	1,564	$22.95
Exercised	(3,675)	$6.16
Canceled	(953)	$10.87
Balance at December 31, 2010	7,815	$9.64
Granted	1,631	$14.16
Exercised	(2,857)	$6.92
Canceled	(488)	$15.59
Balance at December 31, 2011	6,101	$11.61	6.57	$171,059
Exercisable as of December 31, 2011	4,342	$9.34	5.86	$132,563
Vested and expected to vest after December 31, 2011 (2)	5,936	$11.69	6.50	$167,264
________________

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $39.87 of our common stock on December 31, 2011.

(2)	Options expected to vest reflect an estimated forfeiture rate.
Additional information regarding options outstanding, as of December 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Subject to Options	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Shares Subject to Options	Weighted- Average Exercise Price per Share
	(In thousands)			(In thousands)
$0.02 - $5.11	1,304	5.75	$3.01	1,029	$2.68
$5.61 - $8.31	747	6.77	$7.39	546	$7.38
$8.50 - $8.50	1,156	5.50	$8.50	1,156	$8.50
$8.75 - $12.47	1,051	6.09	$10.09	902	$9.99
$12.53 - $21.57	1,022	7.46	$19.13	556	$18.97
$21.93 - $38.02	821	8.74	$29.09	153	$28.60
Total	6,101	6.57	$11.61	4,342	$9.34

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $15.32, $11.47, and $4.27, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was $67.9 million, $65.4 million, and $10.6 million, respectively. The total grant date fair value of stock options that vested during the years ended December 31, 2011, 2010 and 2009 was $26.4 million, $4.1 million and $2.7 million respectively. As of December 31, 2011 there was $16.6 million of unrecognized stock-based compensation cost related to stock options. The unrecognized compensation cost is expected to be recognized over an average period of 2.17 years.

The following table summarizes the activity for the Company’s unvested RSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
	(In thousands)
Balance at December 31, 2008	260	$10.84
Granted	1,211	$11.59
Vested	(74)	$10.07
Forfeited	(7)	$13.92
Balance at December 31, 2009	1,390	$11.52
Granted	2,170	$12.77
Vested	(457)	$13.21
Forfeited	(338)	$5.67
Balance at December 31, 2010	2,765	$12.94
Granted	3,157	$29.75
Vested	(812)	$31.66
Forfeited	(620)	$24.92
Balance at December 31, 2011	4,490	$19.75
Expected to vest after December 31, 2011 (1)	3,904
 ________________

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
As of December 31, 2011, there was $97.9 million of unrecognized compensation cost related to employee RSUs. This amount is expected to be recognized over a weighted average period of 2.91 years.
Stock Awards Issued to Non-employees
The Company accounts for stock awards issued to non-employees based on the fair value of the equity instrument issued. During the years ended December 31, 2011, 2010 and 2009, the Company granted options to purchase 4,900, 12,000, and 18,000 shares of common stock, respectively, to non-employees. The Company recorded stock-based compensation expense of $0.2 million, $0.2 million and $0.2 million for the fair value of stock options granted to non-employees during the years ended December 31, 2011, 2010 and 2009, respectively.
Common Stock
The Company had reserved shares of common stock for future issuance as follows (in thousands):

	As of December 31,
	2011	2010
Stock Plans:
Options and awards outstanding	10,591	10,580
Stock available for future grants	3,079	5,208
	13,670	15,788

9. Interest Income (Expense) and Other, Net

	Year Ended December 31,
(in thousands)	2011	2010	2009
Interest income	$1,008	$1,350	$570
Interest expense	(71)	(17)	48
Realized gain on marketable securities	157	10	—
Foreign currency exchange gain (loss)	(2,373)	142	128
Other income (expense)	45	(71)	64
Interest income (expense) and other, net	$(1,234)	$1,414	$810

10. Net Loss Per Common Share
Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including options and warrants. Basic and diluted net loss per common share was the same for all periods presented as the impact of all potentially dilutive securities outstanding was anti-dilutive. As of December 31, 2011, securities that could potentially dilute basic net income per common share in the future were 10.8 million, including 0.2 million shares held in escrow in connection with the CubeTree acquisition, compared to 11.1 million as of December 31, 2010, which included 0.6 million shares held in escrow in connection with the Inform and CubeTree acquisitions. As of December 31, 2009, securities that could potentially dilute basic net income per common share in the future were 12.3 million.
The following table sets forth the computation of net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(35,952)	$(12,450)	$(12,634)
Weighted average common shares outstanding, net of weighted-average shares subject to repurchase	80,932	73,939	59,534
Net loss per common share, basic and diluted	$(0.44)	$(0.17)	$(0.21)

11. Income Taxes
The Company’s geographical breakdown of its loss before benefit for (provision of) income taxes is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$(70,818)	$(12,940)	$(12,500)
Foreign	12,450	1,733	1,188
Loss before benefit for (provision of) income taxes	$(58,368)	$(11,207)	$(11,312)
The components of the benefit for (provision of) income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current benefit (provision):
Federal	$(1)	$(1)	$7
State	(20)	(132)	4
Foreign	(2,721)	(1,151)	(1,333)
Total current provision	(2,742)	(1,284)	(1,322)
Deferred benefit (provision):
Federal	25,438	(5)	—
State	(2)	(1)	—
Foreign	(278)	47	—
Total deferred benefit	25,158	41	—
Total	$22,416	$(1,243)	$(1,322)

A reconciliation of the benefit for (provision of) income taxes at the statutory rate to the Company’s benefit for (provision of) income taxes is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax benefit at federal statutory rate	$18,519	$3,812	$3,846
State taxes, net of federal benefit	3,226	549	567
Research and development credits	2,451	1,184	878
Foreign operations taxed at different rates	435	(320)	(802)
Stock compensation	(487)	(2,325)	(1,353)
Nondeductible expenses	(4,281)	(306)	(294)
Gain on remeasurement of acquisition related contingent consideration	3,228	3,120	—
Change in valuation allowance	(675)	(6,957)	(4,164)
Benefit for (provision of) income taxes	$22,416	$(1,243)	$(1,322)

Significant components of the Company’s net deferred tax assets ("DTAs") are as follows (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Reserves and accruals	$23,446	$11,700
Deferred revenue	3,864	8,278
Depreciation and amortization	9,341	8,985
Net operating loss carryforwards	66,324	57,893
Stock-based compensation	22,821	4,783
Tax credit carryforwards	10,359	5,567
Other	385	19
Gross deferred tax assets	136,540	97,225
Valuation allowance	(97,906)	(92,870)
Total deferred tax assets	38,634	4,355
Deferred tax liabilities:
Acquired intangibles	(37,632)	(3,680)
Acquired goodwill	(19)	(5)
Total deferred tax liabilities	(37,651)	(3,685)
Net deferred tax assets	$983	$670
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its U.S. net deferred tax assets and certain foreign deferred tax assets. Outside of purchase accounting adjustments, the Company’s valuation allowance increased by $30.7 million, $7.0 million and $5.8 million in the years ended December 31, 2011, 2010 and 2009, respectively.

In connection with the Company's acquisitions during fiscal 2011, deferred tax liabilities ("DTLs") were established on the acquired identifiable intangible assets. These DTLs exceeded the acquired DTAs by $25.4 million and created additional sources of income to realize a tax benefit for the Company's DTAs. As such, authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company's DTAs was released and resulted in an income tax benefit of $25.4 million, which was due from approximately $16.5 million associated with Plateau, $7.8 million associated with Jobs2web, and $1.1 million associated with Jambok.

At December 31, 2011, the Company had U.S. federal, state and foreign net operating loss ("NOLs") carryforwards of approximately $284.2 million, $269.2 million and $6.7 million, respectively. Of these amounts, $119.6 million and $112.7 million, respectively, represent federal and state tax deductions from stock option compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. The U.S. federal net operating loss carryforwards will expire at various dates beginning in 2023 through 2031 if not utilized. Most state net operating loss carryforwards will expire at various dates beginning in 2013 through 2031 if not utilized. The foreign net operating loss carryforwards will carryforward indefinitely if not utilized.

The Company uses the ‘with-and-without’ approach to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. As of December 31, 2011, the amount of such excess tax benefits from stock options included in net operating losses was $119.6 million. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research and alternative minimum tax credits, through the statement of operations.
As of December 31, 2011, the Company had U.S. federal and state tax credit carryforwards of approximately $6.0 million and $5.6 million, respectively. The federal credit will expire at various dates beginning in 2017 through 2031, if not utilized. California state research and development credits can be carried forward indefinitely.
Net operating loss carryforwards and credit carryforwards reflected above are subject to limitations due to ownership changes as provided in the Internal Revenue Code and similar state provisions.

The Company does not provide for U.S. federal income and state income taxes on all of the non-U.S. subsidiaries’ undistributed earnings of $5.0 million as of December 31, 2011, because these earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to nominal U.S. federal and state income taxes due to availability of NOLs and tax credit carryforwards.
As of December 31, 2011, the Company had gross unrecognized tax benefits of approximately $5.9 million, of which $5.3 million would impact the effective tax rate if recognized. As of December 31, 2010, the Company had gross unrecognized tax benefits of approximately $3.8 million, of which $3.4 million would impact the effective tax rate if recognized. As of December 31, 2009, the Company had gross unrecognized tax benefits of approximately $2.7 million, of which $2.5 million would impact the effective tax rate if recognized. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.
The Company recognizes interest accrued and penalties related to unrecognized tax benefits in its income tax provision. As of December 31, 2011, the Company accrued interest of $0.1 million in income tax expense.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010, is as follows (in thousands):

	2011	2010
Balance at January 1	$3,831	$2,747
Additions based on tax positions taken during a prior period	837	270
Additions related to acquisitions during the current period	357	305
Reductions based on tax positions taken during a prior period	(193)	—
Additions based on tax positions taken during the current period	1,032	509
Reductions based on tax positions taken during the current period	—	—
Balance at December 31	$5,864	$3,831
The Company’s material jurisdictions are the United States federal and California, which remain open to examination by the appropriate governmental agencies for tax years 2008 to 2011 and 2007 to 2011, respectively. The federal and state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.

12. Employee Benefit Plans
The Company has a 401(k) plan covering all eligible employees. Participants may contribute up to a maximum of $16,500, $16,500, and $15,500 in pre-tax contributions and up to $5,500, $5,500, and $5,000 of pre-tax catch-up contributions if 50 years of age or older for calendar years 2011, 2010, and 2009, respectively. The Company is not required to contribute to the plan. The Company made contributions of $1.6 million in fiscal 2011 and no contributions in fiscal 2010 and 2009.

13. Related Party
In connection with the Inform acquisition in July 2010, the Company assumed a non-cancelable operating lease for an office building in Brisbane, Australia, owned by the former owners of Inform and who are now stockholders of the Company. The lease expires in 2015 with future payment obligations of approximately $4.1 million as of December 31, 2011. The associated rent expense was approximately $0.8 million for the year ended December 31, 2011 compared to approximately $0.4 million for the year ended December 31, 2010.

14. Subsequent Events
On December 3, 2011, the Company, SAP America, Inc., a Delaware corporation (“Parent”), Saturn Expansion Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent, and SAP AG, an Aktiengesellschaft organized under the laws of Germany and the parent company of Parent ("SAP"), entered into a merger agreement to commence a cash tender offer to acquire all of the shares of the Company's common stock for a purchase price of $40.00 per share, net to the holders thereof, in cash, without interest, subject to the terms and conditions of the merger agreement. The tender offer closed with the Company becoming a wholly-owned subsidiary of Parent on February 22, 2012.

15. Selected Quarterly Financial Data (unaudited) (in thousands, except per share data)

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenue	$67,598	$72,850	$91,236	$96,263
Gross profit	47,528	48,463	58,525	61,928
Income (loss) from operations	790	(25,904)	(20,013)	(12,158)
Net income (loss)	$2,719	$(8,442)	$(25,021)	$(5,208)
Net income (loss) per common share, basic	$0.04	$(0.11)	$(0.30)	$(0.07)
Net income (loss) per common share, diluted	$0.03	$(0.11)	$(0.30)	$(0.07)

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenue	$44,735	$49,503	$51,536	$60,152
Gross profit	34,145	37,766	35,062	42,462
Loss from operations	(3,315)	(1,541)	(7,276)	(5,442)
Net loss	$(3,710)	$(1,875)	$(2,814)	$(4,051)
Net loss per common share, basic and diluted	$(0.05)	$(0.03)	$(0.04)	$(0.05)
During the third quarter of fiscal 2011, the Company retrospectively adjusted previously reported quarterly results for the second quarter of fiscal 2011 due to measurement period adjustments made to the preliminary purchase price allocation of Plateau. This resulted in changes to the Company's deferred tax assets and liabilities, and reduced the Company's income tax benefit for the three months ended June 30, 2011 by $1.5 million. Financial information for the second quarter of fiscal 2011 has been revised to reflect the adjustment.
(a)(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the information is included in Registrant’s consolidated financial statements or related notes.
(a)(3) Exhibits
The exhibit list in the Index to Exhibits is incorporated herein by reference as the list of exhibits required as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2012.

SUCCESSFACTORS, INC.

By:	/s/ Lars Dalgaard
Lars Dalgaard
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL THESE, PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lars Dalgaard and Bruce C. Felt, Jr., and each of them, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lars Dalgaard	Chief Executive Officer and Director	March 16, 2012
Lars Dalgaard	(Principal Executive Officer)

/S/ Bruce C. Felt, Jr.	Chief Financial Officer	March 16, 2012
Bruce C. Felt, Jr.	(Principal Financial and Accounting Officer)

/S/ Arlen Shenkman	Director	March 16, 2012
Arlen Shenkman

/S/ Brad C. Brubaker	Director	March 16, 2012
Brad C. Brubaker

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Share Purchase Agreement dated February 4, 2010, by and among Registrant, the Shareholders of Infohrm listed therein, the Guarantors listed therein and the Shareholders’ Agent.	8-K	001-33755	2.1	2/9/2010
2.2	Agreement and Plan of Merger by and among Registrant, Congo Acquisition Corp., Congo Acquisition LLC, CubeTree, Inc. and Gus Tai, as Stockholders’ Agent dated as of May 3, 2010.	8-K	001-33755	2.1	7/22/2010
2.3	Amended and Restated Agreement and Plan of Merger by and among Registrant, Puma Merger Sub Corp., Puma Merger Sub I LLC, Plateau Systems Holdings, Inc., Plateau Systems, Ltd. and Shareholder Representative Services LLC as Stockholders’ Agent dated as of June 28, 2011.	8-K	001-33755	2.1	6/30/2011
2.4	Agreement and Plan of Merger, dated as of December 3, 2011, by and among SAP America, Inc., Saturn Expansion Corporation, SAP AG and Registrant.	8-K	001-33755	2.1	12/5/2011
3.1	Amended and Restated Certificate of Incorporation of Registrant.	8-K	001-33755	3.1	2/23/2012
3.2	Amended and Restated Bylaws of Registrant.	8-K	001-33755	3.2	2/23/2012
4.1	Form of Registrant’s Common Stock Certificate.	S-1/A	333-144758	4.1	10/31/2007
10.1	Form of Indemnity Agreement entered into between Registrant and its directors and executive officers.	S-1	333-144758	10.1	7/20/2007
10.2*	2007 Equity Incentive Plan.	S-1/A	333-144758	10.4	11/13/2007
10.3*	Form of Notice of Stock Option Grant, Stock Option Agreement and Stock Option Exercise Agreement, Notice of Restricted Stock Award Grant and Restricted Stock Purchase Agreement, Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement, Notice of Stock Bonus Award Grant and Stock Bonus Agreement and Notice of Stock Appreciation Right Grant and Stock Appreciation Right Agreement under the 2007 Equity Incentive Plan.	S-1/A	333-144758	10.5	11/9/2007
10.4*	Plateau Systems, Ltd. 2001 Stock Option Plan	S-8	333-175267	99.10	6/30/2011
10.5*	Plateau Systems, Ltd. 2011 Equity Incentive Plan	S-8	333-175267	99.20	6/30/2011
10.6*	Jobs2Web 2006 Stock Option Plan	S-8	333-179041	99.10	1/17/2012
10.7*	Executive Employment Agreement, dated July 7, 2011, between Registrant and Lars Dalgaard.	8-K	001-33755	99.10	7/22/2011
10.8*	Performance Share Unit Agreement between Registrant and Lars Dalgaard	8-K	001-33755	99.2	7/22/2011
10.9*	Offer Letter, dated October 10, 2006, between Registrant and Bruce C. Felt, Jr.	S-1	333-144758	10.7	7/20/2007
10.10*	Offer Letter, dated November 4, 2010, between Registrant and Doug Dennerline.	8-K	001-33755	99.1	11/10/2010
10.11*	Amended Offer Letter, dated May 27, 2010, between Registrant and James Larson.	8-K	001-33755	10.1	5/28/2010
10.12*	Offer Letter, dated November 30, 2010, between Registrant and Jeffrey Diana.	10-Q	001-33755	10.1	5/9/2011

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13*	Offer Letter, dated April 21, 2010, between Registrant and Hillary Smith.	10-Q	001-33755	10.2	5/9/2011
10.14*	Change in Control Plan, adopted July 27, 2010, as amended	SC 14D-9	005-83665	(e)(9)	12/16/2011
10.15*	Form of Notice of Participation under the Change in Control Plan	8-K	001-33755	99.2	7/28/2010
10.16*	Description of 2010 Corporate Bonus Plan, as amended, and Form of Irrevocable Election Form to 2010 Corporate Bonus Plan	8-K	001-33755	99.1, 99.2	8/30/2010
10.17	Office Lease Agreement, dated August 24, 2006, between Registrant and CLPF-BridgePointe, L.P.	S-1	333-144758	10.10	7/20/2007
10.17	e-business Hosting Agreement, dated June 30, 2003, between Registrant and International Business Machines Corporation.	S-1	333-144758	10.11	7/20/2007
24.1	Power of Attorney (included on the signature page hereto)					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X
________________

*	Indicates management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections.